Form 10-Q
period 2020-07-31
Turnkey Solutions, Inc.
filed 2020-09-18
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56167

Turnkey Solutions, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue #123 Cranston, RI 02910	02910 (Zip Code)
(Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 18, 2020, there were 10,000,000 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of September 18, 2020, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TURNKEY SOLUTIONS, INC.

BALANCE SHEETS

	July 31, 2020 (Unaudited)	April 30, 2020 (Audited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities

Accrued expenses	$1,850	$1,625
Total Current Liabilities	1,850	1,625
TOTAL LIABILITIES	1,850	1,625

Stockholder’s Equity (Deficit)
Preferred stock ($.001 par value, 5,000,000 shares authorized; none issued and outstanding as of July 31, 2020 and April 30, 2020)	-	-

Common stock ($.001 par value, 15,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively)	10,000	10,000
Additional paid-in capital	4,510	2,885
Accumulated deficit	(16,360)	(14,510)
Total Stockholder’s Equity (Deficit)	(1,850)	(1,625)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 TURNKEY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended July 31, 2020

Operating expenses

General and administrative expenses	$1,850
Total operating expenses	1,850

Net loss	$(1,850)

Basic and Diluted net loss per common share	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

TURNKEY SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT)

 FOR THE THREE MONTHS ENDED JULY 31, 2020

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$2,885	$(14,510)	$(1,625)

Expenses paid on behalf of the Company and contributed to capital	-	-	1,625	-	1,625
Net loss	-	-		(1,850)	(1,850)
Balances, July 31, 2020	$10,000,000	$10,000	$4,510	$(16,360)	$(1,850)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

TURNKEY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,850)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accrued expenses	225
Net cash used in operating activities	(1,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$1,625
Net cash provided by financing activities	1,625

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

TURNKEY SOLUTIONS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Turnkey Solutions, Inc. (we, us, our, or the "Company") was incorporated on April 15, 2020 in the State of Nevada.

On April 15, 2020, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of Turnkey Solutions, Inc.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of July 31, 2020, the Company had not yet commenced any operations.

 The Company has elected April 30th as its year end.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at July 31, 2020 and April 30, 2020 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2020 and April 30, 2020.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of July 31, 2020 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of July 31, 2020.

The Company’s stock based compensation for the period ended July 31, 2020 was $0.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is amended by ASU 2018-01, ASU2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, which FASB issued in January 2018, July 2018, July 2018, December 2018 and March 2019, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply.

We have no assets and or leases and do not believe we will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

-F5-

Note 3 – Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2020, the Company has incurred a net loss of approximately $16,360 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $3,436 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2020, we have completed only one taxable fiscal year.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2020.

Note 6 – Accrued Expenses

Accrued expenses totaled $1,850 and $1,625 as of July 31, 2020 and April 30, 2020, respectively, and consisted primarily of professional fees.

Note 7 – Shareholder’s Equity

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of July 31, 2020 and April 30, 2020.

Common Stock

The authorized common stock of the Company consists of 15,000,000 shares with a par value of $0.001. There were 10,000,000 shares of common stock issued and outstanding as of July 31, 2020 and April 30, 2020.

On April 15, 2020, 10,000,000 common shares were issued to Flint Consulting Services, LLC for development of the Company’s business plan.

Additional Paid-In Capital

Related party, Jeffrey DeNunzio paid expenses on behalf of the Company totaling $1,625 during the three months ended July 31, 2020. Jeffrey DeNunzio is the sole member of Flint Consulting Services, LLC, our controlling shareholder.

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $500 during the period ended April 30, 2020. Related party, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $2,385 during the period ended April 30, 2020.

The $4,510 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 8 – Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 9 – Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the fiscal quarter ended July 31, 2020 and has found that there was nothing material to disclose.

-F6-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Corporate History

Turnkey Solutions, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on April 15, 2020. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below).

Business Information

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51)-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The company may merge with or acquire another company in which the promoters, management, or promoters’ or managements’ affiliates or associates, directly or indirectly, have an ownership interest.

There are different situations for private companies which may make a reverse merger more attractive to an operating private company than filing its own Form 10. It takes significant time and effort just to be able to learn to file the necessary documents through the Edgar data base especially if the operating company has not invested in filing software to streamline the process which is expensive. We believe that small companies are usually in a hurry to raise capital and some investors require that the private companies they invest in are or become SEC reporting. The reason being is that some investors desire to have an exit strategy and a reverse merger with a Form 10 shell is perceived to be one step closer to liquidity. It should be noted that if a public shell company consummates a reverse merger with a private operating company, the company will be required to file a Form 8-K within four days of the transaction and that the Form 8-K will need to include audited financial statements of the private operating company and pro forma financial statements giving effect to the business combination

The analysis of new business opportunities will be undertaken by or under the supervision of Paul Moody, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

Liquidity and Capital Resources

Our cash balance is $0 as of July 31, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $1,850 for the three months ended July 31, 2020.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2020, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives and lack of well-established procedures to identify, approve and report related party transactions. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending July 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended July 31, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Turnkey Solutions, Inc.

(Registrant)

By: /s/ Paul Moody

Name: Paul Moody

Chief Executive Officer

Dated: September 18, 2020

By: /s/ Paul Moody

Name: Paul Moody

Chief Financial Officer

Dated: September 18, 2020