Form 10-Q
period 2020-10-31
Turnkey Solutions, Inc.
filed 2020-11-30
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2020

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56167

Turnkey Solutions, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-4008709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F 1-16-13 Ebisu Minami Shibuya-ku, Tokyo Japan
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

As of November 30, 2020, there were 47,647,702 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of November 30, 2020, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TURNKEY SOLUTIONS, INC.

BALANCE SHEETS

	October 31, 2020 (Unaudited)	April 30, 2020 (Audited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued expenses	$2,350	$1,625
Total Current Liabilities	2,350	1,625
TOTAL LIABILITIES	2,350	1,625

Stockholders’ Equity (Deficit)
Preferred Stock ($.001 par value, 20,000,000 shares authorized and no shares issued and outstanding as of October 31, 2020; $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding as of April 30, 2020)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized and 47,647,702 shares issued and outstanding as of October 31, 2020; $.001 par value, 15,000,000 shares authorized and 10,000,000 shares issued and outstanding as of April 30, 2020)	47,648	10,000
Additional paid-in capital	(31,288)	2,885
Accumulated deficit	(18,710)	(14,510)
Total Stockholders’ Equity (Deficit)	(2,350)	(1,625)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 TURNKEY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended October 31, 2020	For the Six Months Ended October 31, 2020

Operating expenses

General and administrative expenses	$2,350	$4,200
Total operating expenses	2,350	4,200

Net loss	$(2,350)	$(4,200)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - Basic and Diluted	40,419,441	26,533,572

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

TURNKEY SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD MAY 1, 2020 TO OCTOBER 31, 2020

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$2,885	$(14,510)	$(1,625)
Expenses paid on behalf of the Company and contributed to capital	-	-	1,625	-	1,625
Net loss	-	-	-	(1,850)	(1,850)
Balances, July 31, 2020	10,000,000	$10,000	$4,510	$(16,360)	$(1,850)
Shares canceled and returned	(10,000,000)	(10,000)	10,000		-
Share issued in reorganization	47,647,702	47,648	(47,648)		-
Expenses paid on behalf of the Company and contributed to capital	-	-	1,850	-	1,850
Net loss	-	-		(2,350)	(2,350)
Balances, October 31, 2020	$47,647,702	$47,648	$(31,288)	$(18,710)	$(2,350)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

TURNKEY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,200)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	3,475
Changes in current assets and liabilities:
Accrued expenses	725
Net cash used in operating activities	-

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

TURNKEY SOLUTIONS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Turnkey Solutions, Inc. (we, us, our, or the "Company") was incorporated on April 15, 2020 in the State of Nevada.

On April 15, 2020, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of Turnkey Solutions, Inc.

On October 1, 2020, Turnkey Solutions, Inc. (the “Company” or “Successor”) announced on Form 8-K plans to participate in a holding company reorganization (“the Reorganization” or “Merger”) with Intermedia Marketing Solutions, Inc. (“IMMM” or “Predecessor”) and Intermedia Marketing Solutions Merger Sub, Inc. (“Merger Sub”) collectively (the “Constituent Corporations”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. Immediately prior to the Reorganization, the Company was a direct and wholly owned subsidiary of Intermedia Marketing Solutions, Inc. and Intermedia Marketing Solutions Merger Sub, Inc. was a direct and wholly owned subsidiary of the Company.

The effective date and time of the Reorganization was October 28, 2020 at 4PM PST (the “Effective Time”). The entire plan of Merger is on file with Nevada Secretary of State (“NSOS”) and attached to the Articles of Merger and made a part thereof pursuant to NRS 92A.200 and filed with NSOS on October 16, 2020. At the Effective Time, Predecessor merged with and into its indirect and wholly owned subsidiary, Merger Sub with Predecessor as the surviving corporation resulting in Predecessor as a wholly owned subsidiary of the Company.

Concurrently and after the Effective Time, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiaries, no assets and negligible liabilities. The assets and liabilities of Predecessor, if any, remain with Predecessor. The Company has abandoned the business plan of its Predecessor and resumed its former business plan of a blank check company after completion of the Merger.

Full details pertaining to the Reorganization can be viewed in the Company’s Form 8-K filed on October 29, 2020.

On November 18, 2020 our controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd a Japan Company, sometimes referred to herein as “NMC.” Next Meats Co., Ltd is now our new controlling shareholder. Collectively, the majority shareholders of Next Meats Co., Ltd are comprised of Ryo Shirai, Hideyuki Sasaki, and Koichi Ishizuka. The Purchase Price was paid with personal funds of the majority shareholders of NMC.

On the same day, November 18, 2020, Paul Moody resigned from his position of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

Simultaneous to Paul Moody’s resignations Ryo Shirai was appointed as our Chief Executive Officer and Director, Hideyuki Sasaki as our Chief Operating Officer and Director, and Koichi Ishizuka as our Chief Financial Officer.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of October 31, 2020, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2020 and April 30, 2020 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2020 and April 30, 2020.

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

The Company does not have any potentially dilutive instruments as of October 31, 2020 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2020.

The Company’s stock based compensation for the period ended October 31, 2020 was $0.

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

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2020, the Company has incurred a net loss of approximately $18,710 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $3,929 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2020, we have completed only one taxable fiscal year.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2020.

Note 6 – Accrued Expenses

Accrued expenses totaled $2,350 and $1,625 as of October 31, 2020 and April 30, 2020, respectively, and consisted primarily of professional fees.

Note 7 – Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of October 31, 2020 and April 30, 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 47,647,702 and 10,000,000 shares of common stock issued and outstanding as of October 31, 2020 and April 30, 2020, respectively.

On April 15, 2020, 10,000,000 common shares were issued to Flint Consulting Services for development of the Company’s business plan. On September 30, 2020, those 10,000,000 common shares were canceled and returned to the treasury. On October 28, 2020, Turnkey Solutions, Inc. (Successor) merged with Intermedia Marketing Solutions, Inc (Predecessor) and was reorganized such that each share of Predecessor’s common stock issued and outstanding immediately prior to October 28, 2020, was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of the Predecessor, Flint Consulting Services, LLC, (Flint) a Wyoming LLC, became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint, was deemed to be the indirect and beneficial holder of 35,000,000 shares of common stock of the Company representing 73.5% of the issued and outstanding stock. As of our quarter end October 31, 2020, Paul Moody remained our sole officer and director.

Additional Paid-In Capital

During the six months ended October 31, 2020, the Company’s now former sole officer and director, Paul Moody, and former related party via his prior indirect control of the Company, Jeffrey DeNunzio, paid expenses on behalf of the Company totaling $1,100 and $2,375, respectively.

The Company’s now former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $500 during the period ended April 30, 2020. Former related party, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $2,385 during the period ended April 30, 2020.

The $6,360 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 8 – Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 9 – Subsequent Events

On November 18, 2020 our controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd a Japan Company, sometimes referred to herein as “NMC.” Next Meats Co., Ltd is now our new controlling shareholder. Collectively, the majority shareholders of Next Meats Co., Ltd are comprised of Ryo Shirai, Hideyuki Sasaki, and Koichi Ishizuka. The Purchase Price was paid with personal funds of the majority shareholders of NMC.

On the same day, November 18, 2020, Paul Moody resigned from his position of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director and appointed Ryo Shirai as Chief Executive Officer and Director, Hideyuki Sasaki as Chief Operating Officer and Director, and Koichi Ishizuka as Chief Financial Officer and Director of the Company.

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

Company Overview

Corporate History

Turnkey Solutions, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on April 15, 2020. The Company’s form 10 blank check registration statement was deemed effective on July 7, 2020. On September 30, 2020, the Company transmuted its business plan from that of a blank check shell company to forming a holding company that is a business combination related shell company. The Company completed a holding company reorganization on October 28, 2020 and thereafter adopted its former business plan of a blank check company. A change in control occurred on November 18, 2020 resulting in  Next Meats Co., Ltd, a Japan Company becoming our majority shareholder.

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

There are different situations for private companies which may make a reverse merger more attractive to an operating private company than filing its own Form 10. It takes significant time and effort just to be able to learn to file the necessary documents through the Edgar data base especially if the operating company has not invested in filing software to streamline the process which is expensive. We believe that small companies are usually in a hurry to raise capital and some investors require that the private companies they invest in are or become SEC reporting. The reason being is that some investors desire to have an exit strategy and a reverse merger with a Form 10 shell is perceived to be one step closer to liquidity. It should be noted that if a public shell company consummates a reverse merger with a private operating company, the company will be required to file a Form 8-K within four days of the transaction and that the Form 8-K will need to include audited financial statements of the private operating company and pro forma financial statements giving effect to the business combination

The analysis of new business opportunities will be undertaken by or under the supervision of Ryo Shirai, our Chief Executive Officer of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

Liquidity and Capital Resources

Our cash balance is $0 as of October 31, 2020. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $2,350 for the three months ended October 31, 2020 and $4,200 for the six months ended October 31, 2020.

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

As of October 31, 2020, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending October 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended October 31, 2020 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Turnkey Solutions, Inc.

(Registrant)

By: /s/ Ryo Shirai

Name: Ryo Shirai

Chief Executive Officer

Dated: November 30, 2020

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: November 30, 2020