Form 10-Q
period 2021-01-31
Next Meats Holdings, Inc.
filed 2021-03-22
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56167

Next Meats Holdings, Inc.

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

As of March 22, 2021, there were 500,000,000 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of March 22, 2021, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

FKA TURNKEY SOLUTIONS, INC.

BALANCE SHEETS

	January 31, 2021 (Unaudited)	April 30, 2020

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued expenses	$6,851	$1,625
Total Current Liabilities	6,851	1,625
TOTAL LIABILITIES	6,851	1,625

Stockholders’ Equity (Deficit)
Preferred Stock ($.001 par value, 20,000,000 shares authorized and no shares issued and outstanding as of January 31, 2021; $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding as of April 30, 2020)	-	-

Common stock ($.001 par value, 500,000,000 shares authorized and 500,000,000 shares issued and outstanding as of January 31, 2021; $.001 par value, 15,000,000 shares authorized and 10,000,000 shares issued and outstanding as of April 30, 2020)	500,000	10,000
Additional paid-in capital	5,880,101,809	2,885
Accumulated deficit	(5,880,608,660)	(14,510)
Total Stockholders’ Equity (Deficit)	(6,851)	(1,625)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

FKA TURNKEY SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31, 2021	For the Nine Months Ended January 31, 2021

Operating expenses
Share-based expense	$5,880,579,874	$5,880,579,874
General and administrative expenses	$10,076	$14,276
Total operating expenses	5,880,589,950	5,880,594,150

Net loss	$(5,880,589,950)	$(5,880,594,150)

Basic and Diluted net loss per common share	$(87.36)	$(146.55)

Weighted average number of common shares outstanding - Basic and Diluted	67,315,193	40,127,445

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

FKA TURNKEY SOLUTIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD MAY 1, 2020 TO JANUARY 31, 2021

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$2,885	$(14,510)	$(1,625)
Expenses paid on behalf of the Company and contributed to capital	-	-	1,625	-	1,625
Net loss	-	-	-	(1,850)	(1,850)
Balances, July 31, 2020	10,000,000	$10,000	$4,510	$(16,360)	$(1,850)
Shares canceled and returned	(10,000,000)	(10,000)	10,000		-
Share issued in reorganization	47,647,702	47,648	(47,648)		-
Expenses paid on behalf of the Company and contributed to capital	-	-	1,850	-	1,850
Net loss	-	-	-	(2,350)	(2,350)
Balances, October 31, 2020	47,647,702	$47,648	$(31,288)	$(18,710)	$(2,350)
Shares issued for services rendered to the Company	452,352,298	452,352	5,880,127,522	-	5,880,579,874
Expenses paid on behalf of the Company and contributed to capital	-	-	5,575	-	5,575
Net loss	-	-	-	(5,880,589,950)	(5,880,589,950)
Balances, January 31, 2021	500,000,000	$500,000	$5,880,101,809	$(5,880,608,660)	$(6,851)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

FKA TURNKEY SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,880,594,150)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based expense	5,880,579,874
Changes in current assets and liabilities:
Accrued expenses	5,226
Net cash used in operating activities	(9,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$9,050
Net cash provided by financing activities	9,050
Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

NEXT MEATS HOLDINGS, INC.

FKA TURNKEY SOLUTIONS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Next Meats Holdings, Inc. (we, us, our, or the "Company"), formerly known as Turnkey Solutions, Inc., was incorporated on April 15, 2020 in the State of Nevada.

On April 15, 2020, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of the Company, at the time known as “Turnkey Solutions, Inc.”

On October 1, 2020, the Company, at the time known as “Turnkey Solutions, Inc.” (the “Company” or “Successor”) announced on Form 8-K plans to participate in a holding company reorganization (“the Reorganization” or “Merger”) with Intermedia Marketing Solutions, Inc. (“IMMM” or “Predecessor”) and Intermedia Marketing Solutions Merger Sub, Inc. (“Merger Sub”) collectively (the “Constituent Corporations”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. Immediately prior to the Reorganization, the Company was a direct and wholly owned subsidiary of Intermedia Marketing Solutions, Inc. and Intermedia Marketing Solutions Merger Sub, Inc. was a direct and wholly owned subsidiary of the Company.

The effective date and time of the Reorganization was October 28, 2020 at 4PM PST (the “Effective Time”). The entire plan of Merger is on file with Nevada Secretary of State (“NSOS”) and included in the Articles of Merger pursuant to NRS 92A.200 Nevada Secretary of State (“NSOS”) and attached to and made a part thereof to the Articles of Merger pursuant to NRS 92A.200 filed with NSOS on October 16, 2020. At the Effective Time, Predecessor merged with and into its indirect and wholly owned subsidiary, Merger Sub with Predecessor as the surviving corporation resulting in Predecessor as a wholly owned subsidiary of the Company.

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

On November 18, 2020 our former controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd a Japan Company. Collectively, the majority shareholders of Next Meats Co., Ltd are comprised of Ryo Shirai, Hideyuki Sasaki, and Koichi Ishizuka. The Purchase Price was paid with personal funds of the majority shareholders of NMC.

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

On January 8, 2021 our majority shareholder, Next Meats Co., Ltd., a Japan Company, along with our Board of Directors, comprised of Mr. Koichi Ishizuka, Mr. Ryo Shirai, and Mr. Hideyuki Sasaki, took action to ratify, affirm, and approve a name change of the Company from Turnkey Solutions, Inc., to Next Meats Holdings, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State (“NVSOS”) to enact the name change with an effective date of January 19, 2021. This was previously disclosed in the Form 8-K we filed on January 25, 2021.

Also on January 8, 2021, our majority shareholder Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve a change of the Company’s ticker symbol from TKSI to NXMH.

Pursuant to the above, the Company carried out a FINRA corporate action. As a result of the aforementioned actions the Company’s CUSIP number was changed from 90043H102 to 65345L 100. The change in CUSIP, name change, and symbol change were posted on the FINRA daily list on January 25, 2021 with a market effective date of January 26, 2021.

On January 28, 2021, our majority shareholder, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company. Following this issuance we now have 500,000,000 shares of common stock issued and outstanding.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Next Meats Holdings Inc., and our controlling shareholder, Next Meats Co., Ltd., have engaged in informal discussions regarding a possible merger and/or acquisition, which could result in Next Meats Co., Ltd. becoming a wholly owned subsidiary of the Company. However, these verbal discussions are, as of the present date, informal and speculative, and no material steps have been taken to affect this action in any capacity.

As of January 31, 2021, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at January 31, 2021 and April 30, 2020 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at January 31, 2021 and April 30, 2020.

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

The Company does not have any potentially dilutive instruments as of January 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2021.

The Company’s stock based compensation for the period ended January 31, 2021 was $5,880,579,874.

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

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2021, the Company has incurred a net loss of approximately $5,880,608,660 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,234,927,819 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2020, we have completed only one taxable fiscal year.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2021.

Note 6 – Accrued Expenses

Accrued expenses totaled $6,851 and $1,625 as of January 31, 2021 and April 30, 2020, respectively, and consisted primarily of professional fees.

Note 7 – Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of January 31, 2021 and April 30, 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 500,000,000 and 10,000,000 shares of common stock issued and outstanding as of January 31, 2021 and April 30, 2020, respectively.

On April 15, 2020, 10,000,000 common shares were issued to Flint Consulting Services, LLC for development of the Company’s business plan. On September 30, 2020, those 10,000,000 common shares were cancelled and returned to the treasury. On October 28, 2020, the Company, at the time known as “Turnkey Solutions, Inc.” (Successor), merged with Intermedia Marketing Solutions, Inc (Predecessor) and was reorganized such that each share of Predecessor’s common stock issued and outstanding immediately prior to October 28, 2020, was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of the Predecessor, Flint Consulting Services, LLC, (Flint) a Wyoming LLC, became the same control shareholder of the Successor. Jeffrey DeNunzio, as sole member of Flint, is deemed to be the indirect and beneficial holder of 35,000,000 shares of common stock (at the time) of the Company representing 73.5% of the issued and outstanding stock (at the time). On November 18, 2020 our former controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd (NMC), a Japan Company. Collectively, the majority shareholders of Next Meats Co., Ltd are comprised of Ryo Shirai, Hideyuki Sasaki, and Koichi Ishizuka. The Purchase Price was paid with personal funds of the majority shareholders of NMC.

On January 28, 2021, 452,352,298 common shares were issued to Next Meats Co, Ltd for services rendered to the Company.

Additional Paid-In Capital

During the nine months ended January 31, 2021, the Company’s majority shareholder, Next Meats Co., Ltd paid expenses on behalf of the Company totaling $3,250. The payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

During the nine months ended January 31, 2021, the Company’s now former sole officer and director, Paul Moody, and former related party via his prior indirect control of the Company, Jeffrey DeNunzio, paid expenses on behalf of the Company totaling $3,425 and $2,375, respectively.

The Company’s now former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $500 during the period ended April 30, 2020. Former related party, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $2,385 during the period ended April 30, 2020.

The $8,685 in total payments from our former officer and related party are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 8 – Related-Party Transactions

Office Space

We utilize the office space and equipment of our management at no cost.

Note 9 – Subsequent Events

Subsequent to January 31, 2021, our majority shareholder, Next Meats Co., Ltd, paid expenses on behalf of the Company totaling $9,886. The payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Company Overview

Corporate History

Next Meats Holdings, Inc. (we, us, our, the "Company" or the "Registrant") formerly known as Turnkey Solutions, Inc. was incorporated in the State of Nevada on April 15, 2020. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination. As a result, the Company has not entered into a letter of intent concerning any target business. Next Meats Holdings Inc., and our controlling shareholder, Next Meats Co., Ltd., have engaged in informal discussions regarding a possible merger and/or acquisition, which could result in Next Meats Co., Ltd. becoming a wholly owned subsidiary of the Company. However, these verbal discussions are, as of the present date, informal and speculative, and no material steps have been taken to affect this action in any capacity. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

There are different situations for private companies which may make a reverse merger more attractive to an operating private company than filing its own Form 10. It takes significant time and effort just to be able to learn to file the necessary documents through the Edgar data base especially if the operating company has not invested in filing software to streamline the process which is expensive. We believe that small companies are usually in a hurry to raise capital and some investors require that the private companies they invest in are or become SEC reporting. The reason being is that some investors desire to have an exit strategy and a reverse merger with a Form 10 shell is perceived to be one step closer to liquidity. It should be noted that if a public shell company consummates a reverse merger with a private operating company, the company will be required to file a Form 8-K within four days of the transaction and that the Form 8-K will need to include audited financial statements of the private operating company and pro forma financial statements giving effect to the business combination

The analysis of new business opportunities will be undertaken by, or under the supervision of, Ryo Shirai, the Chief Executive Officer of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party. Next Meats Holdings Inc., and our controlling shareholder, Next Meats Co., Ltd., have engaged in informal discussions regarding a possible merger and/or acquisition, which could result in Next Meats Co., Ltd. becoming a wholly owned subsidiary of the Company. However, these verbal discussions are, as of the present date, informal and speculative, and no material steps have been taken to affect this action in any capacity. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

Liquidity and Capital Resources

Our cash balance is $0 as of January 31, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $5,880,589,950 for the three months ended January 31, 2021 and $5,880,594,150 for the nine months ended January 31, 2021.

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

As of January 31, 2021, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending January 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 28, 2021, our majority shareholder, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company. Following this issuance we now have 500,000,000 shares of common stock issued and outstanding.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended January 31, 2021 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Ryo Shirai

Name: Ryo Shirai

Chief Executive Officer

Dated: March 22, 2021

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: March 22, 2021