Form 10-K
period 2021-04-30
Next Meats Holdings, Inc.
filed 2021-08-13
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED April 30, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56167

NEXT MEATS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-4008709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F 1-16-13 Ebisu Minami Shibuya-ku, Tokyo Japan	150-0022
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [  ] No

As of October 31, 2020, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,264,770.

As of August 12, 2021, there were 500,000,000 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

NEXT MEATS HOLDINGS, INC.

PART I

Item 1. Business

Corporate History

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

On November 18, 2020 our former controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd a Japan Company. The Purchase Price was paid with personal funds of the majority shareholders of Next Meats Co., Ltd.

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

On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd., a Japan Company.

Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The current shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

Pursuant to the agreement, at the effective time of the agreement, NXMH shall acquire NMCO as a wholly owned subsidiary and commensurate with this action, there shall be a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, (defined below) each NMCO shareholder shall cancel and exchange their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage set forth on the chart below (the “Cancellation and Exchange”). At the Effective Time, NMCO shall issue NXMH 1,000 shares of its common stock.

Effective Time: Subject to the provisions of the Agreement, prior to the Effective Time, NMCO shall utilize reasonable and best commercial efforts to complete an audit by an accounting firm that is registered with the Public Company Accounting Oversight Board. Upon completion, NXMH shall prepare and file a super Form 8-K with the Securities and Exchange Commission (“SEC”), including Form 10 information on behalf of NMCO. The Agreement shall become effective upon the issuance by NMCO of the 1,000 shares of its common stock to NXMH, which shall not occur until such time as the Super Form 8-K is complete and ready to be filed with the SEC (the date and time the Agreement becomes effective being referred to herein as the “Effective Time”).  At the Effective Time, NXMH will operate through NMCO. NMCO is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, artificial chicken and beef products made from meat substitutes.

The aforementioned parties hereto intend that the reorganization contemplated by this Agreement shall constitute a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code.

Full details of the agreement can be found in the company’s 8-K filed on June 9, 2021.

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation (“CPSL”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of CPSL’s Series Z Preferred Stock, representing approximately 81.20% voting control of Catapult Solutions, Inc.; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH.

WKC and NXMH paid consideration of three hundred seventy-five thousand dollars ($375,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult Solutions, Inc., with WKC and NXMH, becoming the largest controlling stockholders of Catapult Solutions, Inc.

Currently, the Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Our principal executive offices are located at 3F 1-16-13 Ebisu Minami Shibuya-ku,Tokyo Japan.

The Company has elected April 30th as its year end.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group Inc.’s (the “OTCM”) Pink Tier under the symbol “NXMH.” There is currently a limited trading market in the shares of our common stock.

Set forth in the below table are the range of high and low bid closing bid prices for the periods indicated as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Notes to table below:

Next Meats Holdings, Inc. (we, us, our, or the "Company"), formerly known as Turnkey Solutions, Inc., was incorporated on April 15, 2020 in the State of Nevada. Prior to the reorganization it participated in, effective October 28, 2020, it was not quoted on any marketplace or exchange.

*Full details pertaining to the Reorganization can be viewed in the Company’s Form 8-K filed on October 29, 2020.

Quarter Ended	High Bid	Low Bid
October 31, 2021 (1)	$4.51	$3.99
July 31, 2021	$8.47	$2.30
April 30, 2021	$13.00	$3.80
January 31, 2021	$14.50	$0.015
October 31, 2020 (2)	$0.199	$0.01

(1)	Data for period is only through August 10, 2021.
(2)	Data for period begins on October 28, 2020.

Holders

As of August 12, 2021, there were approximately 57 shareholders of record of our common stock and 500,000,000 shares of common stock issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

The Company has not conducted any recent sales of securities.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.”

These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Liquidity and Capital Resources

As of April 30, 2021 and 2020, we had cash and cash equivalents in the amount of $0. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may continue to utilize funds from our Officers and Directors. However, our Officers and Directors have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

For the years ended April 30, 2021 and 2020, we have not yet begun to generate revenue.

Net Loss

We recorded a net loss of $5,880,608,020 and $14,510 for the years ended April 30, 2021 and 2020, respectively. The greater net loss for the year ended April 30, 2021, as opposed to the year ended April 30, 2020, is attributed to share based expenses incurred during the fiscal year ended April 30, 2021.

Cash flow

For the years ended April 30, 2021 and 2020, we had not yet begun to generate cash flows from operating activities. For the fiscal year ended April 30, 2021, we have generated Net cash from financing activities in the amount of $20,071.

Going Concern

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has reoccurring net losses and working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additional Information

 On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd., a Japan Company.

Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The current shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

Pursuant to the agreement, at the effective time of the agreement, NXMH shall acquire NMCO as a wholly owned subsidiary and commensurate with this action, there shall be a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, (defined below) each NMCO shareholder shall cancel and exchange their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage set forth on the chart below (the “Cancellation and Exchange”). At the Effective Time, NMCO shall issue NXMH 1,000 shares of its common stock.

Effective Time: Subject to the provisions of the Agreement, prior to the Effective Time, NMCO shall utilize reasonable and best commercial efforts to complete an audit by an accounting firm that is registered with the Public Company Accounting Oversight Board. Upon completion, NXMH shall prepare and file a super Form 8-K with the Securities and Exchange Commission (“SEC”), including Form 10 information on behalf of NMCO. The Agreement shall become effective upon the issuance by NMCO of the 1,000 shares of its common stock to NXMH, which shall not occur until such time as the Super Form 8-K is complete and ready to be filed with the SEC (the date and time the Agreement becomes effective being referred to herein as the “Effective Time”).  At the Effective Time, NXMH will operate through NMCO. NMCO is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, artificial chicken and beef products made from meat substitutes.

The aforementioned parties hereto intend that the reorganization contemplated by this Agreement shall constitute a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code.

Full details of the agreement can be found in the company’s 8-K filed on June 9, 2021.

Currently, the Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations and Comprehensive Loss	F4

Statements of Changes in Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F8

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Next Meats Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Next Meats Holdings, Inc. as of April 30, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

August 12, 2021

- F2 -

NEXT MEATS HOLDINGS, INC.

BALANCE SHEETS

	April 30, 2021	April 30, 2020

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued expenses	$9,700	$1,625
Total Current Liabilities	9,700	1,625
TOTAL LIABILITIES	9,700	1,625

Stockholders’ Equity (Deficit)
Preferred Stock ($.001 par value, 20,000,000 shares authorized and no shares issued and outstanding as of April 30, 2021; $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding as of April 30, 2020)	0	0

Common stock ($.001 par value, 500,000,000 shares authorized and 500,000,000 shares issued and outstanding as of April 30, 2021; $.001 par value, 15,000,000 shares authorized and 10,000,000 shares issued and outstanding as of April 30, 2020)	500,000	10,000
Additional paid-in capital	5,880,112,830	2,885
Accumulated deficit	(5,880,622,530)	(14,510)
Total Stockholders’ Equity (Deficit)	(9,700)	(1,625)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these audited financial statements.

- F3 -

 NEXT MEATS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended April 30, 2021	For the Period April 15, 2020 (Inception) to April 30, 2020

Operating expenses
Share-based expense	$5,880,579,874	$-
General and administrative expenses	$28,146	$14,510
Total operating expenses	5,880,608,020	14,510

Net loss	$(5,880,608,020)	$(14,510)

Basic and Diluted net loss per common share	$(38.62)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	152,260,753	10,000,000

The accompanying notes are an integral part of these audited financial statements.

- F4 -

NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD MAY 1, 2020 TO APRIL 30, 2021

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$2,885	$(14,510)	$(1,625)
Expenses paid on behalf of the Company and contributed to capital	-	-	1,625	-	1,625
Net loss	-	-	-	(1,850)	(1,850)
Balances, July 31, 2020	10,000,000	$10,000	$4,510	$(16,360)	$(1,850)
Shares cancelled and returned	(10,000,000)	(10,000)	10,000		-
Shares issued in reorganization	47,647,702	47,648	(47,648)		-
Expenses paid on behalf of the Company and contributed to capital	-	-	1,850	-	1,850
Net loss	-	-	-	(2,350)	(2,350)
Balances, October 31, 2020	47,647,702	$47,648	$(31,288)	$(18,710)	$(2,350)
Shares issued for services rendered to the Company	452,352,298	452,352	5,880,127,522	-	5,880,579,874
Expenses paid on behalf of the Company and contributed to capital	-	-	5,575	-	5,575
Net loss	-	-	-	(5,880,589,950	(5,880,589,950)
Balances, January 31, 2021	500,000,000	$500,000	$5,880,101,809	$(5,880,608,660)	$(6,851)

Expenses paid on behalf of the Company and contributed to capital	-	-	11,021	-	11,021
Net loss	-	-	-	(13,870)	(13,870)
Balances, April 30, 2021	500,000,000	$500,000	$5,880,112,830	$(5,880,622,530)	$(9,700)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended April 30, 2021	For the Period April 15, 2020 (Inception) to April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,880,608,020)	$(14,510)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based expense	5,880,579,874	-
Changes in current assets and liabilities:
Accrued expenses	8,075	1,625
Net cash used in operating activities	(20,071)	(12,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$20,071	$12,885
Net cash provided by financing activities	20,071	12,885
Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F6 -

NEXT MEATS HOLDINGS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

On January 28, 2021, our majority shareholder, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company. Following this issuance we now have 500,000,000 shares of common stock issued and outstanding. On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd., a Japan Company.

Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The current shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

Pursuant to the agreement, at the effective time of the agreement, NXMH shall acquire NMCO as a wholly owned subsidiary and commensurate with this action, there shall be a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, (defined below) each NMCO shareholder shall cancel and exchange their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage set forth on the chart below (the “Cancellation and Exchange”). At the Effective Time, NMCO shall issue NXMH 1,000 shares of its common stock.

As of April 30, 2021, the Company had not yet commenced any operations.

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

- F7 -

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at April 30,2021 and April 30, 2020 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2021 and April 30, 2020.

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

The Company does not have any potentially dilutive instruments as of April 30, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2021.

The Company’s stock based compensation for the periods ended April 30, 2021 and April 30, 2020 were $5,880,579,874 and $0, respectively.

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

- F8 -

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

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2021, the Company has incurred a net loss of approximately $5,880,622,530 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,234,930,731 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2021, we have completed two taxable fiscal years.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2021.

Note 6 – Accrued Expenses

Accrued expenses totaled $9,700 and $1,625 as of April 30, 2021 and April 30, 2020, respectively, and consisted primarily of professional fees.

Note 7 – Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were 0 shares issued and outstanding as of April 30, 2021 and April 30, 2020.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 500,000,000 and 10,000,000 shares of common stock issued and outstanding as of April 30, 2021 and April 30, 2020, respectively.

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

Additional Paid-In Capital

During the year ended April 30, 2021, the Company’s majority shareholder, Next Meats Co., Ltd paid expenses on behalf of the Company totaling $14,271. The payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

During the twelve months ended April 30, 2021, the Company’s now former sole officer and director, Paul Moody, and former related party via his prior indirect control of the Company, Jeffrey DeNunzio, paid expenses on behalf of the Company totaling $3,425 and $2,375, respectively.

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

Note 9 – Subsequent Events

Subsequent to April 30, 2021, our majority shareholder, Next Meats Co., Ltd, paid expenses on behalf of the Company totaling $3,200. The payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd., a Japan Company.

Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The current shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

Pursuant to the agreement, at the effective time of the agreement, NXMH shall acquire NMCO as a wholly owned subsidiary and commensurate with this action, there shall be a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, (defined below) each NMCO shareholder shall cancel and exchange their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage set forth on the chart below (the “Cancellation and Exchange”). At the Effective Time, NMCO shall issue NXMH 1,000 shares of its common stock.

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation (“CPSL”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of CPSL’s Series Z Preferred Stock, representing approximately 81.20% voting control of Catapult Solutions, Inc.; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH.

WKC and NXMH paid consideration of three hundred seventy-five thousand dollars ($375,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult Solutions, Inc., with WKC and NXMH, becoming the largest controlling stockholders of Catapult Solutions, Inc.

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and our Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Ryo Shirai, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report April 30, 2021   and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of April 30, 2021, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: inadequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and lack of an audit committee.

The Company believes that the material weaknesses are due to the Company’s limited resources.

Our Chief Executive Officer believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our Chief Executive Officer recognizes that its controls and procedures would be substantially improved if we had an audit committee and as such is actively seeking to remediate this issue.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Ryo Shirai, Age 40- Chief Executive Officer and Director

Background of Mr. Ryo Shirai

Mr. Ryo Shirai, age 40, graduated from Keio University (Japan) in 2003, and from Beijing Language and Culture University in 2004. From 2004 to 2006 he was employed as a Financial Advisor at Daiwa Securities Group, Inc. From 2006 to 2019, Mr. Shirai served as the Chief Executive Officer and Founder of Whitehole Limited. Subsequently, he became the Founder of Next Meats Co., Ltd in 2020, and continues to hold this position to this date.

Mr. Hideyuki Sasaki, Age 40- Chief Operating Officer and Director

Background of Mr. Hideyuki Sasaki

Mr. Hideyuki Sasaki, age 40, was employed as an Executive Vice President at Whitehole Limited from 2008 to 2019. From 2020, to the present date, he has served as the Chief Executive Officer of Next Meats Co., Ltd.

Mr. Koichi Ishizuka, Age 49- Chief Financial Officer and Director

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka, age 49, attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc. and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017, Photozou Koukoku Co., Ltd. since 2017, Off Line International, Inc. since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020, he was appointed as Chief Financial Officer of Next Meats Holdings, Inc., a position he still holds today. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. On July 30, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Catapult Solutions, Inc.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Next Meats Holdings, Inc.

Employees

As of April 30, 2021, we had no employees outside of our officers and directors.

Director’s Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have three directors, Ryo Shirai, Hideyuki Sasaki, and Koichi Ishizuka.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and director reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director believes that it is not necessary to have such committees, at this time, because the Director can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our officers and directors have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Registration Statement.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of April 30, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Paul Moody, Former Officer and Director[1]	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Ryo Shirai, Chief Executive Officer and Director	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Hideyuki Sasaki, Chief Operating Officer and Director	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Koichi Ishizuka, Chief Financial Officer and Director	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

1 Paul Moody resigned from his position of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director on November 18, 2020.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreements with any officer or Director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 30, 2021, the Company has 500,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned
Executive Officers and Directors
Koichi Ishizuka [1]	n/a	n/a
Ryo Shirai [1]	n/a	n/a
Hideyuki Sasaki [1]	n/a	n/a
5% or greater shareholders
Next Meats Co., Ltd [2] Address: 3F 1-16-13 Ebisu Minami Shibuya-ku, Tokyo Japan	487,352,298	97.470%

1 Mr. Ryo Shirai serves as our Chief Executive Officer, Mr. Hideyuki Sasaki as our Chief Operating Officer, and Mr. Koichi Ishizuka as our Chief Financial Officer. Each of the aforementioned individuals also services as a Director of the Company. The above rows for each party do not include any indirect ownership each may hold in the Company through their part ownership in Next Meats Co., Ltd.

2 The current ownership breakdown of Next Meats Co., Ltd. can be found in the table below in the section titled, “Certain Relationships and Related Transactions, and Director Independence.”

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Next Meats Co., Ltd. (NMCO) is currently our majority shareholder. Currently, as of the date of this report, NMCO is comprised of the following parties:

NAME OF SHAREHOLDER	APPROXIMATE PERCENTILE SHARES OWNED OF NMCO	SHARES OWNED OF NMCO	PRO RATA COMMON SHARES OF NXMH TO BE ISSUED TO NMCO SHAREHOLDER
Ryo Shirai	33.4643%	37,402	163,088,842
Hideyuki Sasaki	33.4643%	37,402	163,088,842
White Knight Co., Ltd. (owned and controlled by Koichi Ishizuka)	19.0575%	21,300	92,877,182
Koichi Ishizuka	4.2946%	4,800	20,930,069
Kiyoshi Noda	1.9666%	2,198	9,584,227
Rei Ishizuka	1.9666%	2,198	9,584,227
Michihito Inoue	1.4315%	1,600	6,976,690
Ryonetsu Kogyou co., ltd (Represented by Mitsugu Kondo, CEO)	0.8947%	1,000	4,360,431
Hideya Marukawa	0.7158%	800	3,488,345
Keiichi Yogo	0.7158%	800	3,488,345
Tomonori Yoshinaga	0.5368%	600	2,616,259
SJ Capital Co., Ltd. (Represented by Takeshi Sugisawa)	0.5073%	567	2,472,364
Okakichi Co., Ltd (Represented by Shigeru Okada, CEO)	0.3275%	366	1,595,918
CX Inc. (Represented by Hiromichi Furui, CEO)	0.2988%	334	1,456,384
HEXEL Works, Inc. (Represented by Yoichi Nagai, CEO)	0.2684%	300	1,308,129
THREWAYS, Inc. (Represented by GENKI HIRAI, CEO)	0.0895%	100	436,044
Total	100.0000%	111,767	487,352,298

During the year ended April 30, 2021, the Company’s majority shareholder, Next Meats Co., Ltd. paid expenses on behalf of the Company totaling $14,271. The payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

During the twelve months ended April 30, 2021, the Company’s now former sole officer and director, Paul Moody, and former related party via his prior indirect control of the Company, Jeffrey DeNunzio, paid expenses on behalf of the Company totaling $3,425 and $2,375, respectively.

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

On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd., a Japan Company.

Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The current shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

Pursuant to the agreement, at the effective time of the agreement, NXMH shall acquire NMCO as a wholly owned subsidiary and commensurate with this action, there shall be a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, (defined below) each NMCO shareholder shall cancel and exchange their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage set forth on the chart below (the “Cancellation and Exchange”). At the Effective Time, NMCO shall issue NXMH 1,000 shares of its common stock.

Effective Time: Subject to the provisions of the Agreement, prior to the Effective Time, NMCO shall utilize reasonable and best commercial efforts to complete an audit by an accounting firm that is registered with the Public Company Accounting Oversight Board. Upon completion, NXMH shall prepare and file a super Form 8-K with the Securities and Exchange Commission (“SEC”), including Form 10 information on behalf of NMCO. The Agreement shall become effective upon the issuance by NMCO of the 1,000 shares of its common stock to NXMH, which shall not occur until such time as the Super Form 8-K is complete and ready to be filed with the SEC (the date and time the Agreement becomes effective being referred to herein as the “Effective Time”).  At the Effective Time, NXMH will operate through NMCO. NMCO is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, artificial chicken and beef products made from meat substitutes.

The aforementioned parties hereto intend that the reorganization contemplated by this Agreement shall constitute a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code.

Full details of the agreement can be found in the company’s 8-K filed on June 9, 2021.

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation (“CPSL”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of CPSL’s Series Z Preferred Stock, representing approximately 81.20% voting control of Catapult Solutions, Inc.; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH.

WKC and NXMH paid consideration of three hundred seventy-five thousand dollars ($375,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult Solutions, Inc., with WKC and NXMH, becoming the largest controlling stockholders of Catapult Solutions, Inc.

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka. The majority shareholder of Next Meats Holdings, Inc., a Nevada Company, is Next Meats Co., Ltd. Next Meats Holdings, Inc. is currently an SEC reporting company.

For the year ended April 30, 2021, the Company utilized the office space and equipment of our management at no cost.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2021	2020
Audit fees	BF Borgers CPA PC	3,500	3,250
Audit related fees		4,500	-
Tax fees		-	-
All other fees		2,550	500

Total		10,550	3,750

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended April 30, 2021. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G/A as filed with the SEC on June 24, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Ryo Shirai

Name: Ryo Shirai

Title: Chief Executive Officer

Dated: August 12, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Title: Chief Financial Officer

Dated: August 12, 2021