Form 10-Q
period 2021-07-31
Next Meats Holdings, Inc.
filed 2021-09-27
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

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

As of September 27, 2021, there were 500,000,000 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of September 27, 2021, there were no shares of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	BALANCE SHEET as of JULY 31, 2021 (unaudited) and aPRIL 30, 2021	F1
	STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND JULY 31, 2020 (UnAUDITED)	F2
	STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) FOR THE PERIOD MAY 1, 2021 TO JULY 31, 2021 AND FOR THE PERIOD MAY 1, 2020 TO JULY 31, 2020 (UNAUDITED)	F3
	STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2021 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (uNAUDITED)	F5-F6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

BALANCE SHEETS

	July 31, 2021 (Unaudited)	April 30, 2021

Noncurrent Assets
Stock	$187,500	$-
TOTAL ASSETS	$187,500	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued expenses	$5,800	$9,700
Total Current Liabilities	5,800	9,700
TOTAL LIABILITIES	5,800	9,700

Stockholders’ Equity (Deficit)
Preferred Stock ($.001 par value, 20,000,000 shares authorized and 0 shares issued and outstanding as of July 31, 2021 and April 30, 2021)	-	-
Common stock ($.001 par value, 500,000,000 shares authorized and 500,000,000 shares issued and outstanding as of July 31, 2021 and April 30, 2021)	500,000	500,000
Additional paid-in capital	5,880,316,515	5,880,112,830
Accumulated deficit	(5,880,634,815)	(5,880,622,530)
Total Stockholders’ Equity (Deficit)	181,700	(9,700)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$187,500	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31, 2021	For the Three Months Ended July 31, 2020

Operating expenses
General and administrative expenses	$12,285	$1,850
Total operating expenses	12,285	1,850

Net loss	$(12,285)	$(1,850)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	500,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD MAY 1, 2020 TO JULY 31, 2021

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2021	500,000,000	$500,000	$5,880,112,830	$(5,880,622,530)	$(9,700)
Expenses paid on behalf of the Company and contributed to capital	-	-	203,685	-	203,685
Net loss	-	-	-	(12,285)	(12,285)
Balances, July 31, 2021	500,000,000	$500,000	$5,880,316,515	$(5,880,634,815)	$181,700

 NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD MAY 1, 2020 TO JULY 31, 2020

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$2,885	$(14,510)	$(1,625)
Expenses paid on behalf of the Company and contributed to capital	-	-	1,625	-	1,625
Net loss	-	-	-	(1,850)	(1,850)
Balances, July 31, 2020	10,000,000	$10,000	$4,510	$(16,360)	$(1,850)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,285)	$(1,850)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Accrued expenses	(3,900)	225
Net cash used in operating activities	(16,185)	(1,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of stock	$(187,500)	$-
Net cash used in investing activities	(187,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$203,685	$1,625
Net cash provided by financing activities	203,685	1,625
Net change in cash	$0	$0
Beginning cash balance	0	0
Ending cash balance	$0	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

NEXT MEATS HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 Organization and Description of Business

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

As of July 31, 2021, the Company had not yet commenced any operations.

The Company has elected April 30th as its year end.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the unaudited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the unaudited financial statements for the most recent fiscal period, as reported in the 2021 Annual Report, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at July 31, 2021 and April 30, 2021 were $0.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2021 and April 30, 2021.

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

The Company does not have any potentially dilutive instruments as of July 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of July 31, 2021.

The Company’s stock based compensation for the periods ended July 31, 2021 and July 31, 2020 were $0 for both periods.

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

Note 3 Going Concern

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

Note 4 Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2021, the Company has incurred a net loss of approximately $5,880,634,815 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,234,933,311 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2021, we have completed two taxable fiscal years.

Note 5 Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2021.

Note 6 Stock

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation (“Catapult”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), related party White Knight Co., Ltd., (“WKC”), and the Company, pursuant to which, on July 23, 2021, (“Closing Date”), for the purchase price of $375,000, CRS sold 10,000 shares of Catapult’s Series Z Preferred Stock, representing approximately 81.20% voting control of Catapult; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to the Company. WKC paid consideration of $187,500 and related party, Next Meats Co., Ltd, paid the remaining $187,500 on behalf of the Company. The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult, with WKC and the Company becoming Catapult’s largest controlling stockholders, having approximately 80.20% combined voting control over Catapult.

Pursuant to the Agreement, on July 23, 2021, the former Directors of Catapult resigned their positions and, on that same date, our CFO and Director, Mr. Koichi Ishizuka, was appointed as Catapult’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

The purpose of the acquisition of the shares was to acquire control of Catapult, which at that time was, and on the date hereof is, a shell company as defined in Rule 12b-2 of the Exchange Act with no operating business. The Company is exploring various business opportunities with respect to Catapult Solutions, Inc. Subsequent to the above, Catapult Solutions, Inc. changed its name to Dr. Foods, Inc.

Note 7 Accrued Expenses

Accrued expenses totaled $5,800 and $9,700 as of July 31, 2021 and April 30, 2021, respectively, and consisted primarily of professional fees.

Note 8 Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of July 31, 2021 and April 30, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 500,000,000 shares of common stock issued and outstanding as of July 31, 2021 and April 30, 2021.

As of July 31, 2021, our majority shareholder, Next Meats Co., Ltd. holds 487,352,298 shares of common stock or approximately 97.47% of common shares issued and outstanding.

Additional Paid-In Capital

During the period ended July 31, 2021, the Company’s majority shareholder, Next Meats Co., Ltd. paid expenses on behalf of the Company totaling $16,185 and purchased stock on behalf of the Company totaling $187,500 (Note 6). The $203,685 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 9 Related-Party Transactions

Office Space

We utilize the office space and equipment of our management at no cost.

Note 10 Subsequent Events

Subsequent to July 31, 2021, our majority shareholder, Next Meats Co., Ltd., paid expenses on behalf of the Company totaling $20,200. The payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

On or about September 17, 2021, we incorporated NextMeats France, a French Company, that will act as a wholly owned subsidiary of the Company. We intend to utilize Next Meats France to, amongst other things, operate as a reseller and distributor, in France and throughout Europe, of food products currently offered by Next Meats Co., Ltd., a Japanese Company. There are currently no agreements in place between Next Meats Co., Ltd. and NextMeats France, however each entity is currently under common control and shares the same management team.

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

On April 15, 2020, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of the Company, at the time known as “Turnkey Solutions, Inc.”.

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

WKC and NXMH paid consideration of three hundred seventy-five thousand dollars ($375,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult Solutions, Inc., with WKC and NXMH, becoming the largest controlling stockholders of Catapult Solutions, Inc. Subsequent to the above, Catapult Solutions, Inc. changed its name to Dr. Foods, Inc.

On or about September 17, 2021, we incorporated NextMeats France, a French Company, that will act as a wholly owned subsidiary of the Company. We intend to utilize Next Meats France to, amongst other things, operate as a reseller and distributor, in France and throughout Europe, of food products currently offered by Next Meats Co., Ltd., a Japanese Company. There are currently no agreements in place between Next Meats Co., Ltd. and NextMeats France, however each entity is currently under common control and shares the same management team.

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

Liquidity and Capital Resources

Our cash balance is $0 as of July 31, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $12,285 for the three months ended July 31, 2021 and $1,850 for the three months ended July 31, 2020.

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

As of July 31, 2021, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending July 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.12	Amendment to the Certificate of Incorporation (2)

3.13	Amendment to the Certificate of Incorporation (3)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended July 31, 2021 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Ryo Shirai

Name: Ryo Shirai

Chief Executive Officer

Dated: September 27, 2021

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: September 27, 2021