Form 10-Q
period 2021-10-31
Next Meats Holdings, Inc.
filed 2021-12-15
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56167

Next Meats Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-4008709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F 1-16-13 Ebisu Minami Shibuya-ku, Tokyo, Japan
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

 [X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 15, 2021, there were 500,000,000 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of December 15, 2021, there were no shares of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	BALANCE SHEET as of OCTOBER 31, 2021 (unaudited) and aPRIL 30, 2021	F1
	STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 AND OCTOBER 31, 2020 (UnAUDITED)	F2
	STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE PERIOD APRIL 30, 2021 TO OCTOBER 31, 2021 AND FOR THE PERIOD APRIL 30, 2020 TO OCTOBER 31, 2020 (UNAUDITED)	F3
	STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED october 31, 2021 and for the six months ended october 31, 2020 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (uNAUDITED)	F5-F6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	October 31, 2021 (Unaudited)	April 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$65,887	$-
Accounts receivable, other	794	-
Inventories	6,089	-
TOTAL CURRENT ASSETS	72,770	-

Non-current assets
Stock	$187,500	$-
TOTAL NON-CURRENT ASSETS	187,500	-

TOTAL ASSETS	$260,270	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,701	$-
Accrued expenses	4,700	9,700
TOTAL CURRENT LIABILITIES	11,401	9,700

TOTAL LIABILITIES	$11,401	$9,700

Shareholders' Equity
Preferred stock ($.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of October 31, 2021 and April 30, 2021)	-	-
Common stock ($.001 par value, 500,000,000 shares authorized, 500,000,000 shares issued and outstanding as of October 31, 2021 and April 30, 2021)	500,000	500,000
Non-controlling interest	70,422	-
Additional paid-in capital	5,880,332,215	5,880,112,830
Accumulated deficit	(5,880,653,436)	(5,880,622,530)
Accumulated other comprehensive income(loss)	(332)	-

TOTAL SHAREHOLDERS' EQUITY	$248,868	$(9,700)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$260,270	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020	Six Months Ended October 31, 2021	Six Months Ended October 31, 2020
OPERATING EXPENSES
General and administrative expenses	18,622	2,350	30,907	4,200

Total operating expenses	18,622	2,350	30,907	4,200

Income (loss) from operations	(18,622)	(2,350)	(30,907)	4,200

Other income (expense)
Other income	-	-	-	-
Total other income (expenses)	-	-	-	-

Net income (loss) before tax	(18,622)	(2,350)	(30,907)	(4,200)
Income tax expense	-	-	-	-
NET INCOME (LOSS)	$(18,622)	$(2,350)	(30,907)	(4,200)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(332)	$-	$(332)	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(18,954)	$(2,350)	$(31,239)	$(4,200)

Income per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	$500,000	$10,000	$500,000	$10,000
Diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2021 to October 31, 2021

	Common Shares	Par Value Common Shares	Non-Controlling Interest	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2021	500,000,000	$500,000	$-	$5,880,112,830	$-	$(5,880,622,530)	$(9,700)
Expenses paid on behalf of the company and contributed to capital	-	-	-	203,685	-	-	203,685
Net loss	-	-	-	-	-	(12,285)	(12,285)
Balances, July 31, 2021	500,000,000	$500,000	$-	5,880,316,515	$-	(5,880,634,815)	$181,700
Non-controlling interest	-	-	70,422	-	-	-	70,422
Expenses paid on behalf of the company and contributed to capital	-	-	-	15,700	-	-	15,700
Net loss	-	-	-	-	-	(18,622)	(18,622)
Foreign currency translation	-	-		-	(332)	-	(332)
Balances, October 31, 2021	500,000,000	$500,000	$70,422	$5,880,332,215	$(332)	$(5,880,653,437)	$248,868

Next Meats Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2020 to October 31, 2020

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$2,885	$(14,510)	$(1,625)
Expenses paid on behalf of the company and contributed as capital	-	-	1,625	-	1,625
Net loss	-	-	-	(1,850)	(1,850)
Balances, July 31, 2020	10,000,000	$10,000	$4,510	$(16,360)	$(1,850)
Common shares cancelled and returned	(10,000,000)	(10,000)	10,000	-	-
Common shares issued in reorganization	47,647,702	47,648	(47,648)	-	-
Expenses paid on behalf of the company and contributed to capital	-	-	1,850	-	1,850
Net loss	-	-	-	(2,350)	(2,350)
Balances, October 31, 2020	47,647,702	$47,648	$(31,288)	$(18,710)	$(2,350)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended October 31, 2021		For the Six Months Ended October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(30,907)		$(4,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(794)		-
Accounts payable	6,701		-
Accrued expenses	(5,000)		725
Inventories	(6,089)		-
Net cash used in operating activities	(36,088)		(3,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for stock	(187,500)		-
Net cash used in investing activities	(187,500)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	219,385		3,475
Stock issuance	70,422		-
Net cash provided by financing activities	289,807		3,475

Net effect of exchange rate changes on cash	$(332)		$-

Net Change in Cash and Cash Equivalents	(65,887)		-
Cash and cash equivalents - beginning of period	-		-
Cash and cash equivalents - end of period	$65,887		$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-		$-
Income taxes paid	$-	$

NON-CASH INVESTING AND FINANCING TRANSACTIONS
	$-	$

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

NEXT MEATS HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization and Description of Business

Next Meats Holdings, Inc. (we, us, our, or the "Company"), formerly known as Turnkey Solutions, Inc., was incorporated on April 15, 2020 in the State of Nevada.

On April 15, 2020, Paul Moody was appointed Chief Executive Officer, Chief Financial Officer, and Director of the Company, at the time known as, “Turnkey Solutions, Inc.”.

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

On November 18, 2020 our former controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd. a Japan Company, referred to herein as, “NMCO”. The majority shareholders of Next Meats Co., Ltd. are comprised of Ryo Shirai, Hideyuki Sasaki, and Koichi Ishizuka. The Purchase Price was paid with personal funds of the majority shareholders of NMCO.

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

On January 28, 2021, our majority shareholder, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company. Following this issuance we now had 500,000,000 shares of common stock issued and outstanding.

On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd.

Next Meats Co., Ltd. is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes. The product offerings from Next Meats Co., Ltd. are currently sold to various food distributors, supermarkets, and restaurant groups.

Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The current shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

Pursuant to the Share Cancellation and Exchange Agreement, at the effective time of the agreement, NXMH shall acquire NMCO as a wholly owned subsidiary and commensurate with this action, there shall be a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, each NMCO shareholder shall cancel and exchange their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage set forth within the chart contained within our Form 8-K, filed with the Securities and Exchange Commission on September 24, 2021. At the Effective Time, NMCO shall issue NXMH 1,000 shares of its common stock.

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

On or about September 17, 2021, we incorporated NextMeats France, a French entity, which will act as a wholly owned subsidiary of the Company. We intend to utilize NextMeats France to, amongst other things, operate as a reseller and distributor, in France and throughout Europe, of food products currently offered by Next Meats Co., Ltd. There are currently no agreements in place between Next Meats Co., Ltd. and NextMeats France, however each entity is currently under common control and shares the same management team.

The company operates through its wholly owned subsidiary, NextMeats France, through which the Company seeks to offer alternative meat products. As mentioned previously, the Company is also pending the acquisition of Next Meats Co., Ltd., a Company that sells alternative meat products.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2021 and April 30, 2021 were $65,887 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2021 and April 30, 2021.

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

The Company does not have any potentially dilutive instruments as of October 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2021.

The Company’s stock based compensation for the periods ended October 31, 2021 and July 31, 2020 were $0 for both periods.

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

We do not believe we will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

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

The Company, as of October 31, 2021, had not established any source of revenue to cover its operating costs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2021, the Company has incurred a net loss of approximately $5,880,653,436 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,234,937,222 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2021, we have completed two taxable fiscal years.

Note 5 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2021.

Note 6 – Stock

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation (“Catapult”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), related party White Knight Co., Ltd., (“WKC”), and the Company, pursuant to which, on July 23, 2021, (“Closing Date”), for the purchase price of $375,000, CRS sold 10,000 shares of Catapult’s Series Z Preferred Stock, representing approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to the Company. WKC paid consideration of $187,500 and related party, Next Meats Co., Ltd., paid the remaining $187,500 on behalf of the Company. The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult, with WKC and the Company becoming Catapult’s largest controlling stockholders, having approximately 80.20% combined voting control over Catapult.

Pursuant to the Agreement, on July 23, 2021, the former Directors of Catapult resigned their positions and, on that same date, our CFO and Director, Mr. Koichi Ishizuka, was appointed as Catapult’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

The purpose of the acquisition of the shares on July 23, 2021 was to acquire control of Catapult, which at that time was a shell company as defined in Rule 12b-2 of the Exchange Act with no operating business.

It should be noted that Catapult Solutions, Inc. has, subsequent to the events described above, conducted a name change and is now known as Dr. Foods, Inc.

Note 7 – Accrued Expenses

Accrued expenses totaled $4,700 and $9,700 as of October 31, 2021 and April 30, 2021, respectively, and consisted primarily of professional fees.

Note 8 – Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of October 31, 2021 and April 30, 2021.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.001. There were 500,000,000 shares of common stock issued and outstanding as of October 31, 2021 and April 30, 2021.

As of October 31, 2021, our majority shareholder, Next Meats Co., Ltd. holds 487,352,298 shares of common stock or approximately 97.47% of common shares issued and outstanding.

Additional Paid-In Capital

During the period ended October 31, 2021, the Company’s majority shareholder, at the time, Next Meats Co., Ltd., paid expenses on behalf of the Company totaling $31,885 and purchased stock on behalf of the Company totaling $187,500 (Note 6). The $219,385 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 9 – Related-Party Transactions

Office Space

We utilize the office space and equipment of our management at no cost.

Note 10 – Subsequent Events

None.

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

On October 1, 2020, the Company, at the time known as, “Turnkey Solutions, Inc.” (the “Company” or “Successor”) announced on Form 8-K plans to participate in a holding company reorganization (“the Reorganization” or “Merger”) with Intermedia Marketing Solutions, Inc. (“IMMM” or “Predecessor”) and Intermedia Marketing Solutions Merger Sub, Inc. (“Merger Sub”) collectively (the “Constituent Corporations”) pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. Immediately prior to the Reorganization, the Company was a direct and wholly owned subsidiary of Intermedia Marketing Solutions, Inc. and Intermedia Marketing Solutions Merger Sub, Inc. was a direct and wholly owned subsidiary of the Company.

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

Full details pertaining to the Reorganization can be viewed in the Company’s Form 8-K filed with the Securities and Exchange Commission on October 29, 2020.

On November 18, 2020 our former controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd. a Japan Company. The Purchase Price was paid with personal funds of the majority shareholders of Next Meats Co., Ltd.

On the same day, November 18, 2020, Paul Moody resigned from his position of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

Simultaneous to Paul Moody’s resignations, Ryo Shirai was appointed as our Chief Executive Officer and Director, Hideyuki Sasaki as our Chief Operating Officer and Director, and Koichi Ishizuka as our Chief Financial Officer.

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

Next Meats Co., Ltd. is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes. The product offerings from Next Meats Co., Ltd. are currently sold to various food distributors, supermarkets, and restaurant groups.

Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The current shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

Pursuant to the Share Cancellation and Exchange Agreement, at the effective time of the agreement, NXMH shall acquire NMCO as a wholly owned subsidiary and commensurate with this action, there shall be a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, each NMCO shareholder shall cancel and exchange their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage set forth within the chart contained within our Form 8-K, filed with the Securities and Exchange Commission on September 24, 2021. At the Effective Time, NMCO shall issue NXMH 1,000 shares of its common stock.

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

Liquidity and Capital Resources

Our cash balance is $65,887 as of October 31, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Assets

As detailed within our balance sheet, the majority of our assets are currently, as of October 31, 2021, Preferred Stock we hold in Dr. Foods, Inc., formerly known as, “Catapult Solutions, Inc.” The value of the Preferred stock we hold in Dr. Foods, Inc. is recorded, as of October 31, 2021, as having a value of $187,500. Our other assets, as of October 31, 2021 are comprised of cash and cash equivalents in the amount of $65,887, ‘accounts receivable, other’ of $794 and inventory of $6,089. The inventory recorded as of October 31, 2021 is comprised of alternative meat products held by our subsidiary NextMeats France.

Net Loss

We have recorded a net loss of $18,622 for the three months ended October 31, 2021 and $2,350 for the three months ended October 31, 2020. We have recorded a net loss of $30,907 for the six months ended October 31, 2021 and $4,200 for the six months ended October 31, 2020.

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

As of October 31, 2021, the Company had not established any source of revenue to cover its operating costs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

As of October 31, 2021, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending October 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 28, 2021, our former majority shareholder, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.12	Amendment to the Certificate of Incorporation (2)

3.13	Amendment to the Certificate of Incorporation (3)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended October 31, 2021 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Ryo Shirai

Name: Ryo Shirai

Chief Executive Officer

Dated: December 15, 2021

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: December 15, 2021