Form 10-Q/A
period 2021-10-31
Next Meats Holdings, Inc.
filed 2022-01-04
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

 [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 4, 2022, there were 501,153,186 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of January 4, 2022, there were no shares of preferred stock issued and outstanding.

Explanatory Note: This 10-Q/A is being filed to indicate that, amongst other things, as of the date of this Form 10-Q Amendment, the Company is no longer deemed to be a shell company pursuant to its acquisition of Next Meats Co., Ltd. on December 16, 2021. Relevant details regarding this acquisition can be found within the Company’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2021. Additional disclosure has been added throughout this Form 10-Q/A, excluding the financial statements and notes thereto, to detail events that occurred on or between December 16, 2021 and January 4, 2022.

No changes have been made to the financial statements and/or notes to the financials statements below and both should be read as of the 10-Q’s original filing date of December 15, 2021.

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

Note 10 – Subsequent Events

None.

No changes have been made to the financial statements and/ or the notes to the financial statements herein that were originally included in our Form 10-Q filed on December 15, 2021. The above financial statements and notes thereto should be read as of the 10-Q’s original filing date of December 15, 2021.

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

On January 8, 2021 our majority shareholder at the time, Next Meats Co., Ltd., a Japan Company, along with our Board of Directors, comprised of Mr. Koichi Ishizuka, Mr. Ryo Shirai, and Mr. Hideyuki Sasaki, took action to ratify, affirm, and approve a name change of the Company from Turnkey Solutions, Inc., to Next Meats Holdings, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State (“NVSOS”) to enact the name change with an effective date of January 19, 2021. This was previously disclosed in the Form 8-K we filed on January 25, 2021.

Also on January 8, 2021, our now former majority shareholder Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve a change of the Company’s ticker symbol from TKSI to NXMH.

Pursuant to the above, the Company carried out a FINRA corporate action. As a result of the aforementioned actions the Company’s CUSIP number was changed from 90043H102 to 65345L 100. The change in CUSIP, name change, and symbol change were posted on the FINRA daily list on January 25, 2021 with a market effective date of January 26, 2021.

On January 28, 2021, our former majority shareholder, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company. Following this issuance we had 500,000,000 shares of common stock issued and outstanding.

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

On December 16, 2021, the Company filed a Form 8-K to disclose, amongst other things, that the effective time of the aforementioned Share Cancellation and Exchange Agreement was December 16, 2021. The Form 8-K filed on December 16, 2021 with the Securities and Exchange Commission included Form 10 like information.

Upon the Effective Time of the Share Cancellation and Exchange Agreement, December 16, 2021, we ceased our status as a “shell company”, as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”). We now operate through Next Meats Co., Ltd., a Japan Company, in addition to our existing subsidiary, NextMeats France, a French Company.

We also retain approximately 40.6% voting control of Dr. Foods, Inc., a Nevada Company. Collectively, we along with White Knight Co., Ltd., a Japan Company, have approximately 81.20% voting control of Dr. Foods, Inc. Our Chief Financial Officer, Koichi Ishizuka, owns and controls White Knight Co., Ltd.

The Company and Dr. Foods, Inc. intend to co-develop new food products and subsequently offer them for sale to both distributors and consumers alike.

Next Meats Co., Ltd. is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes. The product offerings from Next Meats Co., Ltd. are currently sold to various food distributors, supermarkets, and restaurant groups.

We intend to utilize NextMeats France to, amongst other things, operate as a reseller and distributor, in France and throughout Europe, for food products currently offered by Next Meats Co., Ltd., a Japanese Company.

Going forward, we intend to operate through and act as a holding company for our two current subsidiaries. We also share the same business objectives as our wholly owned subsidiaries, which is the development, sale, and distribution of alternative meat products to customers across the globe. We also intend to further our business objectives in conjunction with our partnership with Dr. Foods, Inc.

On December 28, 2021, Ryo Shirai resigned as our Chief Executive Officer and was appointed Chairman of the Board of Directors It should be noted he was previously a Director, but now also serves as Chairman of the Board of Directors. Previously, there was no designated Chairman of the Board of Directors.

The resignation of Mr. Ryo Shirai, as Chief Executive Officer, was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On December 28, 2021, Mr. Koichi Ishizuka was appointed Chief Executive Officer of the Company.

On December 28, 2021, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State, resulting in an increase to our authorized shares of Common Stock from 500,000,000 to 1,000,000,000.

On or about December 29, 2021, we sold 270,929 shares of restricted Common Stock to Demic Co., Ltd.., a Japanese Company, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Demic Co., Ltd. was approximately $541,858.

The above transaction was approved by the Chief Executive Officer of Demic Co., Ltd., Tadayoshi Masutomi. Demic Co., Ltd. is not considered a related party to the Company.

The proceeds from the above sale of shares are to be used by the Company for working capital.

On or about December 29, 2021, we sold 882,257 shares of restricted Common Stock to Kiyoshi Kobayashi, a Japanese Citizen, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Kiyoshi Kobayashi was approximately $1,764,513.

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

Assets

As detailed within our balance sheet, the majority of our assets are currently, as of October 31, 2021, Preferred Stock we hold in Dr. Foods, Inc., formerly known as, “Catapult Solutions, Inc.” The value of the Preferred stock we hold in Dr. Foods, Inc. is recorded, as of October 31, 2021, as having a value of $187,500. Our other assets, as of October 31, 2021 are comprised of cash and cash equivalents in the amount of $65,887, accounts receivable, other of $$794 and inventory of $6,089. The inventory recorded as of October 31, 2021 is comprised of alternative meat products held by our subsidiary NextMeats France.

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

On or about December 29, 2021, we sold 270,929 shares of restricted Common Stock to Demic Co., Ltd.., a Japanese Company, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Demic Co., Ltd. was approximately $541,858.

The above transaction was approved by the Chief Executive Officer of Demic Co., Ltd., Tadayoshi Masutomi. Demic Co., Ltd. is not considered a related party to the Company.

The proceeds from the above sale of shares are to be used by the Company for working capital.

On or about December 29, 2021, we sold 882,257 shares of restricted Common Stock to Kiyoshi Kobayashi, a Japanese Citizen, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Kiyoshi Kobayashi was approximately $1,764,513.

The aforementioned sales of shares were conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sales of shares were made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Amendment to the Certificate of Incorporation (2)

3.12	Amendment to the Certificate of Incorporation (3)

3.13	Amendment to the Certificate of Incorporation (4)

3.2	By-laws (1)

10.1	Share Cancellation and Exchange Agreement (5)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended October 31, 2021 (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on December 29, 2021, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on June 9, 2021, and incorporated herein by this reference.
(6)	Filed herewith.
(7)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Chief Executive Officer

Name: Koichi Ishizuka

Chief Executive Officer

Dated: January 4, 2022

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: January 4, 2022