Form 10-Q/A
period 2021-10-31
Next Meats Holdings, Inc.
filed 2022-01-04
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 2

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

This Amendment No. 2 only deviates from Amendment No. 1 due to a tagging error in the previous copy.

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