Form 10-Q
period 2022-01-31
Next Meats Holdings, Inc.
filed 2022-03-28
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2022

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

As of March 28, 2022, there were 502,030,821 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of March 28, 2022, there were no shares of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	BALANCE SHEET as of January 31, 2022 (unaudited) and aPRIL 30, 2021	F1
	STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED January 31, 2022 AND JANUARY 31, 2021 (UnAUDITED)	F2
	STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) FOR THE PERIOD APRIL 30, 2021 TO JANUARY 31, 2022 AND FOR THE PERIOD APRIL 30, 2020 TO JANUARY 31, 2021 (UNAUDITED)	F3
	STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED January 31, 2022 and JANUARY 31, 2020 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (uNAUDITED)	F5-F6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	January 31, 2022 (Unaudited)	April 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$680,909	$7,210,200
Accounts receivable	1,774,133	263,471
Advance payments and prepaid expenses	2,482,067	38,954
Inventories	416,561	249,434
TOTAL CURRENT ASSETS	5,353,671	7,762,059

Non-current assets
Equipment, net depreciation	$194,157	$206,468
Construction in progress	315,040	169,325
Land and improvements	1,220,093	-
Long term prepaid expenses	-	12,301
Security deposits	26,295	18,860
Stock	666,313	316,717
TOTAL NON-CURRENT ASSETS	2,421,898	723,672

TOTAL ASSETS	$7,775,569	$8,485,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$1,008,875	$492,357
Due to related party	472	2,829
Income tax payable	-	3,679
TOTAL CURRENT LIABILITIES	1,009,346	498,865
Noncurrent Liabilities
Loans	303,188	-

TOTAL LIABILITIES	$1,312,534	$498,865

Shareholders' Equity
Preferred stock ($.001 par value, 20,000,000 shares authorized, none issued and outstanding as of January 31, 2022 and April 30, 2021)	-	-
Common stock ($.001 par value, 1,000,000,000 shares authorized, 501,153,186 and 500,000,000 shares issued and outstanding as of January 31, 2022 and April 30, 2021, respectively)	501,153	500,000
Non-controlling interest	122,796	52,374
Additional paid-in capital	5,891,459,779	5,889,168,832
Accumulated deficit	(5,885,207,506)	(5,881,664,278)
Accumulated other comprehensive income(loss)	(413,187)	(70,061)

TOTAL SHAREHOLDERS' EQUITY	$6,463,035	$7,986,866

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,775,569	$8,485,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021	Nine Months Ended January 31, 2022	Nine Months Ended January 31, 2021

REVENUES
Revenues	$1,110,497	$72,981	$6,294,577	$145,329
Cost of revenues	703,454	110,184	5,778,596	162,265
GROSS PROFIT(LOSS)	407,043	(37,203)	515,981	(16,936)

OPERATING EXPENSE
Share-based expense	-	5,880,579,874	-	5,880,579,874
Depreciation	14,033	211	38,782	211
General and administrative expenses	1,605,772	249,776	3,981,040	349,840
Total operating expenses	1,619,804	5,880,829,861	4,019,823	5,880,929,925

Income (loss) from operations	(1,212,761)	(5,880,867,064)	(3,503,842)	(5,880,946,861)

Other income (expense)
Interest expense	(1,821)	-	(3,305)	-
Other expense	(4,950)	-	(6,999)	-
Other income	6,395	268	12,801	305
Total other income (expenses)	(376)	268	2,497	305

Net income (loss) before tax	(1,213,137)	(5,880,866,796)	(3,501,345)	(5,880,946,556)
Income tax expense	(3,288)	-	41,884	-
NET INCOME (LOSS)	$(1,209,849)	$(5,880,866,796)	$(3,543,228)	$(5,880,946,556)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(80,604)	$(31,952)	$(343,126)	$(2,545)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,290,453)	$(5,880,898,748)	$(3,886,355)	$(5,880,949,100)

Income per common share
Basic	$(0.00)	$(87.36)	$(0.01)	$(146.56)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	$500,426,177	$67,315,193	$500,142,059	$40,127,445
Diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2021 to January 31, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Non-Controlling Interest	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2021	500,000,000	$500,000	$52,374	$5,889,168,832	$(70,061)	$(5,881,664,278)	$7,986,866
Expenses paid on behalf of the company and contributed to capital	-	-	-	203,685	-	-	203,685
Net loss	-	-	-	-	-	(1,164,323)	(1,164,323)
Foreign currency translation	-	-	-	-	(45,306)	-	(45,306)
Balances, July 31, 2021	500,000,000	$500,000	$52,374	5,889,372,517	$(115,367)	$(5,882,828,601)	$6,980,922
Non-controlling interest	-	-	70,422	-	-	-	70,422
Expenses paid on behalf of the company and contributed to capital	-	-	-	15,700	-	-	15,700
Net loss	-	-	-	-	-	(1,169,056)	(1,169,056)
Foreign currency translation	-	-	-	-	(217,216)	-	(217,216)
Balances, October 31, 2021	500,000,000	$500,000	$122,796	$5,889,388,217	$(332,583)	$(5,883,997,657)	$5,680,772
Common shares sold	1,153,186	1,153	-	2,305,218	-	-	2,306,371
Expenses paid by subsidiary	-	-	-	(233,656)	-	-	(233,656)
Net loss	-	-	-	-	-	(1,209,849)	(1,209,849)
Foreign currency translation	-	-	-	-	(80,604)	-	(80,604)
Balances, January 31, 2022	501,153,186	$501,153	$122,796	$5,891,459,779	$(413,187)	$(5,885,207,506)	$6,463,035

Next Meats Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2020 to January 31, 2021

(uNAUDITED)

	Common Shares	Par Value Common Shares	Noncontrolling Interest	Additional Paid-in Capital	Accumulated Other Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$-	$2,885	$-	$(14,510)	$(1,625)
Noncontrolling interest	-	-	37,182	-	-	-	37,182
Expenses paid on behalf of the company and contributed as capital	-	-	-	1,625	-	-	1,625
Net loss	-	-	-	-	-	(21,241)	(21,241)
Foreign currency translation	-	-	-	-	366	-	366
Balances, July 31, 2020	10,000,000	$10,000	$37,182	$4,510	$366	$(35,751)	$16,307
Noncontrolling interest	-	-	14,014	1,987,503	-	-	2,001,517
Common shares cancelled and returned	(10,000,000)	(10,000)	-	10,000	-	-	-
Common shares issued in reorganization	47,647,702	47,648	-	(47,648)	-	-	-
Expenses paid on behalf of the company and contributed to capital	-	-	-	1,850	-	-	1,850
Net loss	-	-	-	-	-	(58,019)	(58,019)
Foreign currency translation	-	-	-	-	6,139	-	6,139
Balances, October 31, 2020	47,647,702	$47,648	$51,196	$1,956,215	$6,505	$(93,769)	$1,967,794
Common shares issued for services to the company	452,352,298	452,352	-	5,880,127,522	-	-	5,880,579,874
Expenses paid on behalf of the company and contributed to capital	-	-	-	5,575	-	-	5,575
Net loss	-	-	-	-	-	(5,880,677,153)	(5,880,677,153)
Foreign currency translation	-	-	-	-	(31,952)	-	(31,952)
Balances, January 31, 2021	500,000,000	$500,000	$51,196	$5,882,089,312	$(25,447)	$(5,880,770,922)	$1,844,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended January 31, 2022	For the Nine Months Ended January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(3,543,228)	$(5,880,946,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based expense	-	5,880,579,874
Depreciation and amortization	38,782	213

Changes in operating assets and liabilities:
Accounts receivable	(1,510,662)	(33,350)
Accrued expenses and other payables	516,518	220,124
Advance payments and prepaid expenses	(2,430,812)	(88,336)
Accounts payable – related party	(2,358)	2,575
Security deposits	(7,436)	(19,663)
Income tax payable	(3,679)	-
Inventories	(167,127)	-
Net cash used in operating activities	(7,110,001)	(285,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(26,471)	(8,087)
Construction in progress	(145,715)	-
Land and improvements	(1,220,093)	-
Cash paid for stock	(349,595)	(330,207)
Net cash used in investing activities	(1,741,875)	(338,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	(14,271)	9,050
Common shares sold	2,306,371	-
Loans	303,188	-
Stock issuance	70,422	2,045,698
Net cash provided by financing activities	2,665,711	2,054,748

Net effect of exchange rate changes on cash	$(343,126)	$(25,447)

Net Change in Cash and Cash Equivalents	(6,529,291)	1,405,890
Cash and cash equivalents - beginning of period	7,210,200	-
Cash and cash equivalents - end of period	$680,909	$1,405,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,821	$3,305
Income taxes paid	$-	$41,884

NON-CASH INVESTING AND FINANCING TRANSACTIONS	$-	$-

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

Pursuant to the agreement, at the effective time of the agreement, NXMH acquired NMCO as a wholly owned subsidiary and commensurate with this action, there was a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, (defined below) each NMCO shareholder canceled and exchanged their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage.

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

These financial statements consolidate those of NXMH, NMCO and NextMeats France.

On December 28, 2021 we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State, resulting in an increase to our authorized shares of Common Stock from 500,000,000 to 1,000,000,000.

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

Kiyoshi Kobayashi is not considered a related party to the Company.

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

On December 28, 2021, Mr. Koichi Ishizuka was appointed Chief Executive Officer of the Company.

There is no arrangement or understanding among the newly appointed officer, Koichi Ishizuka, or any other person, pursuant to which they were appointed as an officer of the Company.

In January of 2022, we engaged counsel to incorporate Next Meats USA, Inc. on our behalf. Next Meats USA, Inc. (“NXMH USA”) was incorporated on January 18, 2022 and is a California Corporation.

On February 7, 2022, the incorporator of Next Meats USA, Inc. was discharged of any further duties. Simultaneously, Koichi Ishizuka and Koki Terui were appointed as Directors, and Koki Terui was appointed President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

On February 7, 2022, NXMH USA issued 100 shares of its common stock to Next Meats Holdings, Inc., a Nevada Corporation, in exchange for $10,000. As a result of this action, Next Meats Holdings, Inc. became the sole shareholder of NXMH USA. NXMH USA is now a wholly owned subsidiary of Next Meats Holdings, Inc.

Next Meats Holdings, Inc., intends to utilize NXMH USA as a means to expand its business operations into the United States. Currently, the Company offers a wide variety of alternative meat products and it is the Company’s plan to make these products more readily available to those in the United States via NXMH USA.

Prior to the issuance of shares to Next Meats Holdings, Inc., NXMH USA did not have any significant assets, or material transactions, to disclose. The financial statements for Next Meats Holdings, Inc., for its quarter ended April 30, 2022, will be consolidated to include those of NXMH USA.

The Company has elected April 30th as its year end.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at January 31, 2022 and April 30, 2021 were $680,909 and $7,210,200, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at January 31, 2022 and April 30, 2021.

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

The Company does not have any potentially dilutive instruments as of January 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2022.

The Company’s stock-based compensation for the periods ended January 31, 2022 and January 31, 2021 were $0 and $5,880,579,874, respectively.

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

Note 3 - Going Concern

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

The Company has not recorded enough revenue to cover its operating costs. We expect our wholly-owned subsidiary, NextMeats France, to begin operations in the next fiscal quarter which we expect will produce revenue to cover at least some operating costs. We also expect our wholly-owned subsidiary, Next Meats Japan Co. Ltd to improve its operating income in the next fiscal quarter. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2022, the Company has incurred a net loss of approximately $5,885,207,506 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,235,893,576 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2021, we have completed two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2022.

Note 6 - Stock

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

Note 7 - Accrued Expenses

Accrued expenses and other payables totaled $1,008,875 and $492,357 as of January 31, 2022 and April 30, 2021, respectively, and consisted primarily of non-trade accounts payable to NMCO and consumption tax receipts held by NMCO and accounts payable to NMCO, respectively.

Note 8 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of January 31, 2022 and April 30, 2021.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 501,153,186 and 500,000,000 shares of common stock issued and outstanding as of January 31, 2022 and April 30, 2021, respectively.

On December 29, 2021 the Company sold 1,153,186 shares of common stock to two shareholders at $2.00 per share (see Note 1).

Note 9 - Related-Party Transactions

Office Space

We utilize the office space and equipment of our management at no cost.

Note 10 - Subsequent Events

On February 7, 2022, the incorporator of Next Meats USA, Inc. was discharged of any further duties. Simultaneously, Koichi Ishizuka and Koki Terui were appointed as Directors, and Koki Terui was appointed President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

On February 7, 2022, NXMH USA issued 100 shares of its common stock to Next Meats Holdings, Inc., a Nevada Corporation, in exchange for $10,000. As a result of this action, Next Meats Holdings, Inc. became the sole shareholder of NXMH USA. NXMH USA is now a wholly owned subsidiary of Next Meats Holdings, Inc.

Next Meats Holdings, Inc., intends to utilize NXMH USA as a means to expand its business operations into the United States. Currently, the Company offers a wide variety of alternative meat products and it is the Company’s plan to make these products more readily available to those in the United States via NXMH USA.

Prior to the issuance of shares to Next Meats Holdings, Inc., NXMH USA did not have any significant assets, or material transactions, to disclose. The financial statements for Next Meats Holdings, Inc., for its quarter ended April 30, 2022, will be consolidated to include those of NXMH USA.

On or about February 4, 2022, we sold 208,855 shares of restricted Common Stock to Daisuke Kuroika, a Japanese Citizen, at a price of $2.10 per share of Common Stock. The total subscription amount paid by Daisuke Kuroika was approximately $438,596.

On or about March 7, 2022, we sold 668,780 shares of restricted Common Stock to Yakuodo Co., Ltd., a Japanese Company, at a price of $1.30 per share of Common Stock. The total subscription amount paid by Yakuodo Co., Ltd. was approximately $869,414. Yakuodo Co., Ltd. is a Japan-based holding company mainly engaged in the retail of pharmaceuticals, cosmetics, food products, miscellaneous goods and other life related products. The Company operates through the healthcare business, beauty care business, home care business and convenience care business.

The proceeds from the above sales of shares are to be used by the Company for working capital.

Following the sale of the above restricted Common Shares, we now have 502,030,821 shares of Common Stock issued and outstanding as of the date of this report.

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

We were, and are, a party to the Share Cancellation and Exchange Agreement entered into on June 9, 2021 and later consummated on December 10, 2021. The Share Cancellation and Exchange Agreement is detailed in our Form 8-K filed with the Securities and Exchange Commission on December 10, 2021. Following the Effective Time of the aforementioned agreement, the parties listed on page 5 of the aforementioned Form 8-K ceased to be shareholders of Next Meats Co., Ltd. and the sole shareholder of Next Meats Co., Ltd. became, and is now, Next Meats Holdings, Inc., holding 1,000 shares of our common stock, which constitutes 100% of our issued and outstanding shares as of the date of this report. At the Effective Time of the agreement, the shareholders who previously made up the shareholders of Next Meats Co., Ltd., became shareholders of Next Meats Holdings, Inc., and were issued the respective quantities of shares of Next Meats Holdings, Inc.

In January of 2022, we engaged counsel to incorporate Next Meats USA, Inc. on our behalf. Next Meats USA, Inc. (“NXMH USA”) was incorporated on January 18, 2022 and is a California Corporation.

On February 7, 2022, the incorporator of Next Meats USA, Inc. was discharged of any further duties. Simultaneously, Koichi Ishizuka and Koki Terui were appointed as Directors, and Koki Terui was appointed President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer.

On February 7, 2022, NXMH USA issued 100 shares of its common stock to Next Meats Holdings, Inc., a Nevada Corporation, in exchange for $10,000. As a result of this action, Next Meats Holdings, Inc. became the sole shareholder of NXMH USA. NXMH USA is now a wholly owned subsidiary of Next Meats Holdings, Inc.

Next Meats Holdings, Inc., intends to utilize NXMH USA as a means to expand its business operations into the United States. Currently, the Company offers a wide variety of alternative meat products and it is the Company’s plan to make these products more readily available to those in the United States via NXMH USA.

Prior to the issuance of shares to Next Meats Holdings, Inc., NXMH USA did not have any significant assets, or material transactions, to disclose. The financial statements for Next Meats Holdings, Inc., for its quarter ended April 30, 2022, will be consolidated to include those of NXMH USA.

On or about February 4, 2022, we sold 208,855 shares of restricted Common Stock to Daisuke Kuroika, a Japanese Citizen, at a price of $2.10 per share of Common Stock. The total subscription amount paid by Daisuke Kuroika was approximately $438,596.

On or about March 7, 2022, we sold 668,780 shares of restricted Common Stock to Yakuodo Co., Ltd., a Japanese Company, at a price of $1.30 per share of Common Stock. The total subscription amount paid by Yakuodo Co., Ltd. was approximately $869,414. Yakuodo Co., Ltd. is a Japan-based holding company mainly engaged in the retail of pharmaceuticals, cosmetics, food products, miscellaneous goods and other life related products. The Company operates through the healthcare business, beauty care business, home care business and convenience care business.

Going forward, we intend to operate through and act as a holding company for our three current subsidiaries. We also share the same business objectives as our wholly owned subsidiaries, which is the development, sale, and distribution of alternative meat products to customers across the globe. We also intend to further our business objectives in conjunction with our partnership with Dr. Foods, Inc.

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

Liquidity and Capital Resources

Our cash balance is $680,909 as of January 31, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to scale back operations or suspend operations until we do raise the cash we need.

Net Loss

We have recorded a net loss of $1,209,849 and $5,880,866,796 for the three months ended January 31, 2022 and January 31, 2021, respectively. We have recorded a net loss of $3,543,228 and $5,880,946,556 for the nine months ended January 31, 2022 and January 31, 2021, respectively.

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

As of January 31, 2022, the Company has not recorded enough revenue to cover its operating costs. We expect our wholly-owned subsidiary, NextMeats France, to begin operations in the next fiscal quarter which we expect will produce revenue to cover at least some operating costs. We also expect our wholly-owned subsidiary, Next Meats Japan Co. Ltd to improve its operating income in the next fiscal quarter. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

As of January 31, 2022, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending January 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about February 4, 2022, we sold 208,855 shares of restricted Common Stock to Daisuke Kuroika, a Japanese Citizen, at a price of $2.10 per share of Common Stock. The total subscription amount paid by Daisuke Kuroika was approximately $438,596.

On or about March 7, 2022, we sold 668,780 shares of restricted Common Stock to Yakuodo Co., Ltd., a Japanese Company, at a price of $1.30 per share of Common Stock. The total subscription amount paid by Yakuodo Co., Ltd. was approximately $869,414.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.12	Amendment to the Certificate of Incorporation (2)

3.13	Amendment to the Certificate of Incorporation (3)

3.14	Amendment to the Certificate of Incorporation (4)

3.2	By-laws (1)

10.1	Share Cancellation and Exchange Agreement (5)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended January 31, 2022 (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on December 29, 2021, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on June 9, 2021, and incorporated herein by this reference.
(6)	Filed herewith.
(7)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: March 28, 2022

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: March 28, 2022