Form 10-K
period 2022-04-30
Next Meats Holdings, Inc.
filed 2022-09-29
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED ApRIL 30, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56167

NEXT MEATS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-4008709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F 1-16-13 Ebisu Minami Shibuya-ku, Tokyo Japan	150-0022
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001	None; Shares are however quoted on the OTC Markets Group Inc’s Pink® Open Market.

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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X] No

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

[  ] Yes  [X] No

As of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $43,128,664 based on the closing price per share (or $3.41), of the registrant’s common stock as reported by OTC Markets Group Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

502,255,600 shares of common stock, $0.001 par value, issued and outstanding as of September 29, 2022

0 shares of preferred stock, $0.001 par value, issued and outstanding as of September 29, 2022.

NEXT MEATS HOLDINGS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended April 30, 2022 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” “the Registrant,” the “Company,” “NXMH”, and “Next Meats Holdings” are synonymous with Next Meats Holdings, Inc., unless otherwise indicated.

PART I

Item 1. Business

Corporate History

Next Meats Holdings, Inc., formerly known as Turnkey Solutions, Inc., was incorporated on April 15, 2020 in the State of Nevada.

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

Concurrently and after the Effective Time, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiaries, no assets and negligible liabilities. The assets and liabilities of Predecessor, if any, remained with Predecessor. The Company abandoned the business plan of its Predecessor and resumed its former business plan of a blank check company after completion of the Merger.

Full details pertaining to the Reorganization can be viewed in the Company’s Form 8-K filed on October 29, 2020.

On November 18, 2020 our now former controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd., a Japan Company. Next Meats Co., Ltd. is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes. As will be described later on, Next Meats Co., Ltd. is now a wholly owned subsidiary of the Company.

On November 18, 2020, Paul Moody resigned from his position of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

Simultaneous to Paul Moody’s resignations, Ryo Shirai was appointed as our Chief Executive Officer and Director, Hideyuki Sasaki as our Chief Operating Officer and Director, and Koichi Ishizuka as our Chief Financial Officer.

On January 8, 2021 our now former majority shareholder, Next Meats Co., Ltd., a Japan Company, along with our Board of Directors, took action to ratify, affirm, and approve a name change of the Company from Turnkey Solutions, Inc., to Next Meats Holdings, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State (“NVSOS”) to enact the name change with an effective date of January 19, 2021. This was previously disclosed in the Form 8-K we filed on January 25, 2021.

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

On January 28, 2021, Next Meats Co., Ltd., along with our Board of Directors, took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company.

On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd., a Japan Company. Pursuant to the Share Cancellation and Exchange Agreement, effective on December 16, 2021, Next Meats Holdings, Inc. acquired Next Meats Co., Ltd. as a wholly owned subsidiary. Commensurate with this action, there was a conversion of the Next Meats Holdings, Inc. percentile share interest in exchange for the Company’s 100% share interest in Next Meats Co., Ltd. Immediately prior to the effective time, each (now former) shareholder of Next Meats Co., Ltd. cancelled and exchanged their percentile share interest in Next Meats Co., Ltd. for an equivalent percentile share interest in Next Meats Holdings, Inc. at a pro rata percentage. As a result of the Share Cancellation and Exchange Agreement, we now own 100% of the issued and outstanding shares of Next Meats Co., Ltd., which constitutes 1,000 shares of common stock.

We believe that the aforementioned transaction(s) relating to the Share Cancellation and Exchange Agreement described above constituted a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code. Full details of the Share Cancellation and Exchange Agreement are contained within our Form 8-K filed with the Securities and Exchange Commission on December 16, 2021.

Following the acquisition of Next Meats Co., Ltd. on December 16, 2021, we ceased to be a shell company. Currently, and going forward, we intend to act as a holding company for our subsidiaries which develop and sell alternative meat products, created from various meat substitutes.

On December 28, 2021, Ryo Shirai resigned as our Chief Executive Officer and was appointed Chairman of the Board of Directors.

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

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about December 29, 2021, we sold 882,257 shares of restricted Common Stock to Kiyoshi Kobayashi, a Japanese Citizen, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Kiyoshi Kobayashi was approximately $1,764,513. Kiyoshi Kobayashi is not considered a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about February 4, 2022, we sold 208,855 shares of restricted Common Stock to Daisuke Kuroika, a Japanese Citizen, at a price of $2.10 per share of Common Stock. The total subscription amount paid by Daisuke Kuroika was approximately $438,596. Daisuke Kuroika is not considered a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about March 7, 2022, we sold 668,780 shares of restricted Common Stock to Yakuodo Co., Ltd., a Japanese Company, at a price of $1.30 per share of Common Stock. The total subscription amount paid by Yakuodo Co., Ltd. was approximately $869,414. Yakuodo Co., Ltd. is not considered a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about March 29, 2022, we sold 133,779 shares of restricted Common Stock to Hidemi Arasaki, a Japanese Citizen, at a price of $1.30 per share of Common Stock. The total subscription amount paid by Hidemi Arasaki was approximately $173,913. Hidemi Arasaki is not a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about April 5, 2022, we sold 91,000 shares of restricted Common Stock to Interwoos Co., Ltd., a Japanese Company, at a price of $0.90 per share of Common Stock. The total subscription amount paid by Interwoos Co., Ltd. was approximately $81,900. Interwoos Co., Ltd. is not a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

The aforementioned sales of shares detailed above were conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sales of shares were made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On or about July 20, 2021 we had acquired 5,000 shares of Series Z Preferred Stock of Dr. Foods, Inc., a Nevada Company, from CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”).

On or about July 1, 2022, we sold the 5,000 shares of Series Z Preferred Stock of Dr. Foods, Inc., a Nevada Company (“DRFS”), to White Knight Co., Ltd., a Japan Company (“WK”), at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). White Knight Co., Ltd. is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. White Knight Co., Ltd. is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in us no longer having an equity position in DRFS and with WK becoming the largest controlling shareholder of DRFS.

We intend to use the proceeds from the aforementioned sale for working capital.

The Board of Directors of NXMH, WK, and DRFS unanimously approved the above transaction.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On July 12, 2022, Mr. Ryo Shirai resigned as the Company’s Chairman of the Board of Directors and as a Director. Mr. Shirai's resignations are a result of personal health issues. The resignations of Mr. Ryo Shirai were not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

The Company’s Board of Directors is now only comprised of two members.

Our Subsidiaries

Currently, we have five subsidiaries. Each of our subsidiaries furthers our business agenda by acting as regional hubs through which we may operate in various strategically chosen geographic locations.

On or about September 17, 2021, we incorporated NextMeats France, a French Company.

On December 16, 2021, we acquired Next Meats Co., Ltd., a Japan Company.

On or about February 7, 2022, we incorporated Next Meats USA, Inc., a California Company.

On or about February 8, 2022, we incorporated Next Meats HK Co. Limited, a Hong Kong Company.

On or about March 2, 2022, we incorporated Next Meats (S) Pte. Ltd., a Singapore Company.

Business Information

We share the same business plan as that of our subsidiaries and we also act as a holding company for our subsidiaries. Through Next Meats Co., Ltd., Next Meats USA, Inc., Next Meats HK Co. Limited, Next Meats (S) Pte. Ltd., and NextMeats France, we develop and sell alternative meat products, with ingredients derived from predominantly, plant based materials. For the purposes of the foregoing business plan, all references to “Next Meats”, Next Meats Co., Ltd.”, “NextMeats France”, “Next Meats USA”, “Next Meats HK”, “Next Meats (S) Pte. Ltd.”, or “the Company”, refer collectively to Next Meats Holdings, Inc., and its subsidiaries, unless otherwise noted.

Our mission, or philosophy, is that “We Won’t Let Earth End”. Next Meats works to provide a solution to the climate crisis and food insecurity problems by distributing, what we believe to be, delicious alternative-meat products rooted in Japanese cuisine, worldwide. Next Meats is a food-tech venture founded in Tokyo, by people passionate about delivering a better future for our children. We strive to create tasty alternatives to your favorite dishes, without the same environmental impact of using meat. We believe in a more ecologically sustainable future for every person.

At present, our principal focus is on the creation of plant-based food products to replace traditional animal products, while retaining the taste and texture of the original.

At Next Meats, safety and quality are our top priorities. Many people imagine chemical additives when they hear the word “alternative meat”, but it is our intent to only use the minimum, necessary ingredients, and keep additives at a minimum or as a last option. We combine vegetable proteins such as soybeans and peas and mold them with heat and pressure to create a unique texture and flavor. We produce our products only in certified food factories. To ensure that our products are safe, we produce them in clean food factories certified by the Japan Food Safety Management Association (JFS), HALAL, etc., for thorough quality control. We are also exporting more and more of our products overseas as time progresses, and we believe part of the reason is that our products are highly valued for their quality and “Made in Japan” taste.

Below, pictured on the right, is the active production of one of several of our product offerings, NEXT Yakiniku, a meat alternative to skirt steak. Pictured on the left is our NEXT Yakiniku once cooked and prepared for consumption.

While we maintain rigorous safety and cleanliness standards for the factories that produce Next Meats products, it should be noted that we do not, at this time, directly manufacture any of our products. As a result of one of our collaborative agreements, the majority of our products are manufactured utilizing the facilities of Mama Foods Co., Ltd., while in other instances we use, and may continue to utilize, facilities of third party strategic partners to manufacture certain products (for example, the Next Patty is manufactured by one of these third parties). In the future, we may seek to manufacture our products internally, but at this time we have no plans to do so. We intend to maintain ongoing relationships and agreements with local manufacturers for as long as they remain certified by JFS, HALAL, etc. and meet our rigorous safety and cleanliness standards. From time to time we send out staff members into the facilities that manufacturer our products for ongoing inspections and observation.

Currently Available Products

The following list of products is not comprehensive, but it is a showcase of some of our most popular items:

1.	NEXT Burger 2.1- The NEXT Burger is a meat (plant-based) patty made by combining the proteins of peas and soybeans. In comparison to regular burgers, we believe the NEXT Burger to be very gentle on the body while retaining the taste of a traditional burger patty.

2.	NEXT Gyudon- Gyudon, also known as a beef bowl, is a Japanese dish traditionally consisting of a bowl of rice topped with beef and onion simmered in a mildly sweet sauce flavored with dashi, soy sauce and mirin. The NEXT Gyudon is made from processed soybeans and natural seasonings, without using any animal ingredients and without adding chemical seasonings. The cholesterol in this product is almost zero and we believe it to be a far healthier option than a typical gyudon, while retaining all the flavor.

3.	NEXT Yakiniku- The world's first plant-based Yakiniku barbecue meats have two types, the Short-rib, and the Skirt-steak. Both are:

- Free of artificial additives

- High in protein

- No Cholesterol

- Uses Non-GMO soy

- Low in saturated fat

The textures slightly vary but they both have a non-intrusive, lightly sweet and savory flavor which makes it extremely versatile. The NEXT Yakinikus are excellent grilled and "topped on rice" or in a stir fry, or in tacos, and in an endless possibility of dishes.

4.	NEXT Chicken- The NEXT Chicken replicates the texture of chicken and is available in both original garlic herb roast as well as chicken tandoori flavors. Compared to chicken thighs, NEXT chicken has 1.1 times more protein (33.12g per pack), about 1/5 of fat (5.4g per pack), and does not contain cholesterol. It is made of 100% vegetable content, and is an ideal vegan alternative to chicken.

5.	NEXT Egg- The NEXT EGG is 100% plant based and is expected to procure the needs of the vegan population and people with egg allergies, who have, until now, had almost no commercial vegan egg options to choose from.

6.	NEXT Tuna- The NEXT Tuna is 100% botanical and low in fat cholesterol. It is available in a can and there is no need to drain oil or water. We believe it is ideal for hand-rolled sushi and pasta, as well as being placed on a salad or sandwiched with mayonnaise. In addition, since it can be stored at room temperature for a long period of time (2 years after manufacture date), it can be used as an emergency food, given its long shelf life.

6.	NEXT Milk- The NEXT Milk is a 100% plant based milk made with only germinated oats, and fresh water. There are no preservatives, artificial flavoring, vegetable oils or salt, in order to provide only the rich flavor of oats and nutrients. With a hint of natural sweetness, NEXT Milk is ideal to adding to coffee or for cooking as well.

A full list of our currently available products can be viewed at: https://www.nextmeats.global/product

The vegetable protein for the Next Yakiniku is formed in a twin-screw extruder, then dried, boiled, fried, and seasoned. Finally, it is heat sterilized and frozen. The Next Burger and Next Gyudon and Next Chicken also use processed soy that comes out the extruder but they are cooked differently afterwards.

The main ingredient for all products is soybeans, and different varieties of soybeans and production areas are used for different products to give them varying textures and colors. The products are all sold frozen with the exception of the canned Next Gyudon, and they are all classified as “processed soy products”. In some stores, depending on the results of the bacteria count test, the product can be sold in the chilled zone in the fridge (5℃).

Other than the main ingredient, soybeans, the other part of the product is the seasoning, such as yakiniku sauce, beef bowl sauce, and herb seasoning for chicken.

The below is included to provide a visual of some our current product offerings detailed above.

Juicy, medium-rare, plant-based.
NEXT BURGER 2.0
NEXT MEATS

まるでお肉、なのにお肉が入っていない！代替肉チキン
NEXTチキン 1.0
オリジナル香草焼き

Plantbased
NEXT GYUDON
ネクスト牛丼
NEXT MEATS

TASTY! QUICK! VALUE!
焼肉ライク

Trademarks

We have obtained trademarks within Japan for the names of our existing products. Any proposed or future products are also trademarked, or will likely be trademarked, within Japan or are pending receipt of such trademark rights within Japan. In Taiwan we have also trademarked our ‘NEXT Yakiniku’ product. Additionally, our name, ‘Next Meats’ is trademarked in the United States, Japan, China, and Taiwan.

Future Products

Development of new products is ongoing, and in some instances may not be to the point where we can publicly announce our plans. We continually strive to create and sell new products, and we anticipate our product line will continue to expand and diversify in 2023 and the years to follow as our business expands and grows.

Distribution

At present, we distribute our products through several wholesale companies, while also selling directly through our website. The USA version of our website can be viewed at the following link: https://www.nextmeatsusa.com/. We have accounts with Kokubu and NIPPON ACCESS, two of the largest food wholesalers in Japan, and they distribute our products to restaurants and supermarkets throughout the country.

We have been, or will be, distributing our products in various countries through the efforts of our subsidiaries. Namely, Next Meats USA, Inc., Next Meats HK Co. Limited, Next Meats (S) Pte. Ltd., and NextMeats France will spearhead distribution of our products in the United States, China, Singapore, and France respectively. These strategically incorporated subsidiaries will also allow us to create regional hubs in these countries, through which, in the future, we may launch further expansion efforts into surrounding countries.

As a result of our wholesale and distribution channels mentioned above, Next Meats products are widely distributed in supermarkets and restaurant chains as an alternative meat brand. Notably, several of our food products can be found in Wayback Burgers’ Japanese Restaurant locations. These Wayback Burgers locations are owned and controlled by WB Burgers Asia, Inc. Koichi Ishizuka is the sole officer, director, and controlling shareholder of WB Burgers Asia, Inc.

Below are some of the various supermarkets and restaurants (this is not a full list) that our products can be found in.

Supermarkets

- **Ito Yokado**
- **Aeon**
- **Genshin**
- **Life**
- **Nissin World Delicatessen**
- **The Garden**
- **Kasumi**
- **Anrindo etc.**

Restaurants

- **Yakiniku Like**
- **IKEA**
- **Ten Fingers Burger etc**

QUICK! VALUE!
で話題騒然!!
世界初 植物性焼肉
NEXT MEATS
NEXTハラミ

Additionally, in Taiwan and Vietnam there are individuals (they are not employees, but they are business associates of our officers and directors) who act as local distributors and sell our products to distributors/retailers in each country, respectively. In Vietnam and Taiwan, we sell the TVP (Textured Vegetable Protein) from Japan and conduct the final processing of our products locally. Further, in both Vietnam and Taiwan, the final processing is done at partner factories. In the future, we plan to establish official subsidiaries for each of these countries and transfer business operations directly to them. To date, we have incorporated subsidiaries in Japan, the USA, Hong Kong, Singapore, and France, with future expansion efforts in development.

Pictured below is one of our scientists on staff developing and producing one of our various alternative meats products using the TVP method described above.

As part of our forward-looking plans, we are in the process of establishing additional global branches in China, India, Italy, Spain, and Russia.

Marketing Strategy

At present, our marketing plan is comprised of daily posts and releases through various social networking platforms, SNS messaging, and we have also appeared at events throughout Japan, distributed press releases, and attempted to have our company featured on various news media. Whenever we release a new product, we also release an official press release and/or we hold a press conference in Japan. We have also created a television commercial, which can be viewed on our website. The commercial was originally created in Japanese, and has only aired on television in Japan thus far, but has also been translated into English and Chinese. It was, and is, our belief that creating and running a television commercial would help to differentiate us from many other startups who do not reach out to the general public through this medium. As our operations progress, our marketing initiatives will remain ongoing and we will continually seek to identify and explore new methods of increasing consumers’ awareness of our products.

Collaborative Efforts

On December 11, 2020, Next Meats Co., Ltd. entered into a Joint Development Agreement with Euglena Co., Ltd. with the intent to jointly develop artificial meat products containing Euglena. To date, this has resulted in the creation of “Next Yakiniku Euglena EX” which integrates the microalgae euglena into our Next Yakiniku product. We are currently working on developing a burger patty alongside Euglena Co., Ltd.

On December 28, 2020, Next Meats Co., Ltd. entered into a Memorandum of Understanding with Toyota Tsusho Corporation to agree to consider this partnership with the aim of taking measures to make a new food culture permeate society and contribute to the achievement of SDGs (Sustainable Development Goals), by making use of each companies’ strengths in forming an ecosystem that expands the Japanese and overseas plant meat market and reinforces its value chain. Thus far, this has resulted in introductions to new retailers, assistance with our exporting plans to China (including introductions to factories in China), as well as the development of the “Menchikatsu” cutlet product which was released recently.

On May 5, 2021, Next Meats Co., Ltd. entered into a Joint Research Agreement with Nagaoka University of Technology. The research pertains to regulatory mechanisms of iron-binding protein gene expression in leguminosae plants. Leguminosae plants possess a gene that encodes iron-binding protein, but this gene is not expressed in the seeds, so plant-based meat made using seeds from leguminosae plants, like soybean, lack iron-binding proteins when compared to animal meats. One solution to this problem is the production of cultivars wherein iron-binding protein genes are expressed within the seeds; the elucidation and usage of epigenetic control mechanisms will be effective in modifying gene expression. Therefore, we will conduct fundamental research on the development of plant variant that can produce seeds that contain high levels of iron-binding protein through the usage of the plant epigenetics technology at the Nagaoka University of Technology.

On October 11, 2021, we, through our now wholly owned subsidiary Next Meats Co., Ltd., entered into and consummated a “Collaboration Agreement” with Dr. Foods Co., Ltd., a Japan company and wholly owned subsidiary of Dr. Foods, Inc., a Nevada Company, that shares common management with the Company, to co-develop new food products and subsequently offer them for sale. Dr. Foods Co., Ltd. operates in the “plant-based food” industry. It currently offers, and plans to continue to offer, amongst other things, artificial foie gras made from meat substitutes, and intends to offer, in the future, a diverse range of microalgae-based foods.

The Collaboration Agreement with Dr. Foods, Inc. is for a period of two years, and may be renewed thereafter under the same terms for additional one-year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project will be determined in writing by each party at the outset of collaborative efforts. Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners, will be the respective responsibility of the party responsible for fulfilling such tasks.

On March 17, 2022, Next Meats Co., Ltd, a subsidiary of Next Meats Holdings, Inc. has agreed to conclude a business alliance agreement with Yakuodo Co., a subsidiary of Yakuodo Holdings, Inc. and as a part of this alliance, Yakuodo has agreed to purchase certain shares of Next Meats Holdings, Inc., to strengthen the relationship between the two companies. Moving forward, the two companies will consider the following possibilities for collaboration with a particular focus on utilization of data owned by Yakuodo, product development utilizing Yakuodo’s employee assets, and improvement of logistics efficiency. All such future plans have not been outlined with any further specificity at this time.

At this time, the majority of Next Meats’ products are manufactured at facilities owned by Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company. Mama Foods is owned and controlled, at this time, by White Knight Co., Ltd., which in turn is owned and controlled by our Chief Executive Officer, Koichi Ishizuka.

Future Plans

We anticipate that continued development of new products will be an ongoing process. Simultaneously, we are focused on expanding our sales distribution channels, and issuing pertinent press releases while conducting media interviews. We are in the process of developing our subsidiaries which includes, in some cases, the preparation of specialized domestic products (which we are not yet ready to announce). Increasing production, and local distribution via our subsidiaries, will be a developing process going into the future, and we cannot forecast with any level of specificity, at this time, when such plans will be realized.

During 2023, we intend to begin the process of listing on the NASDAQ if our financial situation is conducive to such an effort. Further, we intend to increase our mass media exposure and have tentative plans to begin placing OOH (Out of Home) advertisements in strategic locations throughout Japan. In 2023 and beyond we tentatively intend to increase our overseas media and event exposure, but such efforts are speculative at present.

Government Regulations

The below does not extensively detail every law and regulation to which the Company may be subject to, but rather provides an overview of the kind of food safety standards to which our product(s) will be held.

The main law that governs food quality and integrity in Japan is the Food Sanitation Act ("FSA") and the law that comprehensively governs food labeling regulation is the Food Labeling Act.

The FSA regulates food quality and integrity by:

- Establishing standards and specifications for food, additives, apparatus, and food containers and packaging;

- Providing for inspection to see whether the established standards are met;

- Providing for hygiene management in the manufacture and sale of food; and

- Requiring food businesses to be licensed.

Under the FSA, additives and foods containing additives must not be sold, or be produced, imported, processed, used, stored, or displayed for marketing purposes unless the Minister of Health, Labour and Welfare ("MHLW") has declared them as having no risk to human health after seeking the views of the Pharmaceutical Affairs and Food Sanitation Council ("PAFSC"). In addition, it is not permissible to add any processing aids, vitamins, minerals, novel foods or nutritive substances to food unless they have been expressly declared by the MHLW as having no risk to human health.

The MHLW may establish specifications for methods of producing, processing, using, cooking, or preserving food or additives to be served to the public for marketing purposes ("Specifications"), or may establish standards for food ingredients or additives to be served to the public for marketing purposes ("Standards") pursuant to the FSA. Accordingly, where substances are allowed to be added to food, they may only be used within the limits expressly set by the Specifications and Standards.

Our Facilities

At present, our sole facilities are our research lab in Nagaoka, Niigata, which opened in February of 2021 and our Tokyo offices, both of which are rented by Next Meats Co., Ltd. from an unrelated third party at a price of 84,000 JPY per month and 426,662 JPY per month, respectively. Our Nagaoka Research Lab is solely used for research activities and does not include a “production line”. The lab is 75 square meters in size and has seven employees. The research conducted here is led by Doctors of microbiology, life sciences, and engineering. Our recent research topics include: the incorporation of microorganisms in raw materials and/or end products, fermentation technology, the use of epigenetics on raw materials, research on new varieties of plants, and research on machinery used in the manufacturing process.

We had previously developed plans to construct our own NEXT factory dedicated to alternative protein/product development. It was to include sustainable technologies and DX Systems (HVAC air conditioning unit). However, during this fiscal year, we have determined to put such plans on indefinite hiatus given management’s belief that such an endeavor would result in a large capital expenditure. Management believes it can fulfill its current and anticipated future levels of production with current manufacturers.

Employees

At present, Next Meats Holdings, Inc. has two employees, solely comprised of our officers and Directors. Next Meats Co., Ltd. has twenty two employees, twenty of which are full time employees and two are part time employees. Non executive employees of Next Meats Co., Ltd. who are full time employees receive, in addition to their salaries, social insurance in Japan. Social insurance is comprised of Pension, Health, Unemployment and Worker's Accident Compensation.  The remainder of our subsidiaries do not have employees, with the exception of their officers and directors, and such executive members do not receive any benefits at this time.

Competition

The alternative meat industry is highly competitive, with a major market share held by prominent companies, such as Beyond Meat, a Los Angeles-based producer of plant-based meat substitutes. In 2019, Beyond Meat, which manufactures the plant-based Beyond Burger, went public at a valuation of almost $1.5B. Beyond Meat began offering direct-to-consumer (D2C) sales in August 2020 and announced partnerships with Yum! Brands and McDonald’s in 2021.

In Japan, there are also several prominent alternative-meat companies which we consider to be our direct competitors including, but not necessarily limited to, Marukome Co., Ltd., Maisen Fine Foods Co., and Kabaya Foods Corporation. Marukome Co., Ltd, one of Japan’s oldest and top miso paste producers, launched their Daizu Labo (Soybean Laboratories) brand, which features over 30 soy-based substitutes for animal products, eight advertised as ‘meat’ (ready to eat, dried, and frozen). Maisen Fine Foods Co., gradually expanded its business from organic brown rice to rice-based and allergy-friendly food products. In 2016, they launched a series of gluten-free soybean and rice-based meat products. Kabaya Foods Corporation, a confectionery company founded in 1946, launched a soy-based jerky in 2018 with the slogan “a new era of snack is coming.”

Despite these, and other, competitors, we believe that we have significant competitive strengths which poise Next Meats to become a prominent market participant in the alternative food industry going forward.

Our principal executive offices are located at 3F 1-16-13 Ebisu Minami Shibuya-ku,Tokyo Japan.

The Company has elected April 30th as its year end.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At present, our primary facilities are our research lab in Nagaoka, Niigata, which opened in February of 2021 and our Tokyo offices. Our Nagaoka Research Lab is solely used for research activities and does not include a “production line”. The lab is 75 square meters in size and currently has approximately seven employees. The research conducted here is led by Doctors of microbiology, life sciences, and engineering. Our recent research topics include: the incorporation of microorganisms in raw materials and/or end products, fermentation technology, the use of epigenetics on raw materials, research on new varieties of plants, and research on machinery used in the manufacturing process.

Both our research lab in Nagaoka, Niigata and our office space in Tokyo, are rented from unrelated third parties. We rent our research lab in Nagaoka, Niigata at a rate of 84,000 JPY per month (approximately $614). Our Tokyo offices are rented at a rate of 426,662 JPY (approximately $3,118).

Our subsidiaries also rent office space on a need be basis to hold inventory, and perform daily operative tasks.

At present, we do not own any physical properties.

We previously mentioned, in prior filings, that we had plans to develop our own “NEXT factory” dedicated to alternative protein/product development. Such plans have been put on indefinite hiatus given management’s belief that such an endeavor would result in a large capital expenditure, and since management believes it can fulfill its current and anticipated future levels of production with current manufacturers.

As part of our plans to construct the NEXT Factory, we had purchased a plot of land, which has was cleared for construction, in Nagaoka City. Our plans for the construction of the NEXT Factory have now been placed on indefinite hiatus as mentioned, and consequently we will be seeking to sell this land back to Nagaoka City, but there can be no assurances that we will do so on terms that we deem to be favorable.

No physical construction of the NEXT factory have occurred and plans were primarily constrained to drawings, planning, etc.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “NXMH”. Give our delinquent SEC Reporting status, we have recently been demoted by the OTC Markets to the “Expert Market” tier.

Quotations in Expert Market securities are restricted from public viewing.

We anticipate that we will resume trading on the Pink Open® Market when we are current in our SEC reporting obligations once again.

There is currently a limited trading market in the Company’s shares of common stock.

Set forth in the below table are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Notes to table below:

Next Meats Holdings, Inc., formerly known as Turnkey Solutions, Inc., was incorporated on April 15, 2020 in the State of Nevada. Prior to the reorganization it participated in, effective October 28, 2020, it was not quoted on any marketplace or exchange.

*Full details pertaining to the Reorganization can be viewed in the Company’s Form 8-K filed on October 29, 2020.

Quarter Ended	High Bid	Low Bid
April 30, 2022	$1.85	$0.76
January 31, 2022	$3.57	$0.87
October 31, 2021	$6.00	$2.00
July 31, 2021	$8.47	$2.30
April 30, 2021	$13.00	$3.80
January 31, 2021	$14.50	$0.015
October 31, 2020 (1)	$0.199	$0.01

(1)	Data for period begins on October 28, 2020.

Holders

As of September 29, 2022, the Company has 502,255,600 shares of common stock, $0.001 par value, issued and outstanding and no shares of preferred stock issued and outstanding.

As of September 29, 2022, we have approximately 83 shareholders of record of our common stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On January 28, 2021, Next Meats Co., Ltd., along with our Board of Directors, took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company.

On or about December 29, 2021, we sold 270,929 shares of restricted Common Stock to Demic Co., Ltd.., a Japanese Company, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Demic Co., Ltd. was approximately $541,858. Demic Co., Ltd. is not considered a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about December 29, 2021, we sold 882,257 shares of restricted Common Stock to Kiyoshi Kobayashi, a Japanese Citizen, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Kiyoshi Kobayashi was approximately $1,764,513. Kiyoshi Kobayashi is not considered a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about February 4, 2022, we sold 208,855 shares of restricted Common Stock to Daisuke Kuroika, a Japanese Citizen, at a price of $2.10 per share of Common Stock. The total subscription amount paid by Daisuke Kuroika was approximately $438,596. Daisuke Kuroika is not considered a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about March 7, 2022, we sold 668,780 shares of restricted Common Stock to Yakuodo Co., Ltd., a Japanese Company, at a price of $1.30 per share of Common Stock. The total subscription amount paid by Yakuodo Co., Ltd. was approximately $869,414. Yakuodo Co., Ltd. is not considered a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about March 29, 2022, we sold 133,779 shares of restricted Common Stock to Hidemi Arasaki, a Japanese Citizen, at a price of $1.30 per share of Common Stock. The total subscription amount paid by Hidemi Arasaki was approximately $173,913. Hidemi Arasaki is not a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

On or about April 5, 2022, we sold 91,000 shares of restricted Common Stock to Interwoos Co., Ltd., a Japanese Company, at a price of $0.90 per share of Common Stock. The total subscription amount paid by Interwoos Co., Ltd. was approximately $81,900. Interwoos Co., Ltd. is not a related party to the Company.

The proceeds from the sale of shares went to the Company to be used as working capital.

The aforementioned sales of shares detailed above were conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sales of shares were made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

Business

We share the same business plan as that of our subsidiaries and we also act as a holding company for our subsidiaries. Through Next Meats Co., Ltd., Next Meats USA, Inc., Next Meats HK Co. Limited, Next Meats (S) Pte. Ltd., and NextMeats France, we develop and sell alternative meat products, with ingredients derived from predominantly, plant based materials.

Liquidity and Capital Resources

As of April 30, 2022 and 2021, we had cash and cash equivalents in the amount of $620,297 and $7,210,200, respectively. As a result of furthering our business agenda, which comes with, what we believe to be, increased general and administrative expenses, our cash balance from the fiscal year ended April 30, 2021, has decreased significantly.

Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any extended period of time. We have primarily relied upon fundraising activities from the sale of our common stock in order to fund our business activities. We believe, and intend, to use future revenues to fund our operating activities. However, if our revenue does not increase as we expect, then we may be forced to conduct future fundraising activities, which may include, but are not limited to, the sale of our common stock, or capital contribution from our officers and directors.

If we need additional cash and cannot raise it, we will have to adjust our operating strategy accordingly.

As of April 30, 2022, and 2021, we had total assets of $5,728,600 and $8,485,731, respectively. We attribute the increase in total assets, to the acquisition of additional assets during the fiscal year ended April 30, 2022.

As of April 30, 2022, and 2021, we had total liabilities of $853,814 and $498,865, respectively. We attribute the increase in total liabilities, to an increase in accrued expenses and other payables.

Revenues

For the fiscal years ended April 30, 2022 and 2021, we generated revenue in the amount of $6,950,236 and $398,386, respectively. For the fiscal years ended April 30, 2022 and 2021, our cost of revenues were $5,707,788 and $301,166, respectively. For the fiscal years ended April 30, 2022 and 2021, our gross profit was $1,242,448 and $97,220, respectively. The increase in gross profit came about as a result of increased operations.

Net Loss

We recorded a net loss of $5,795,980 and $5,881,649,768 for the years ended April 30, 2022 and 2021, respectively. The greater net loss for the year ended April 30, 2021, was the result of significant share-based expenses.

Cash flows

For the years ended April 30, 2022 and 2021, we had negative cash flows from operating activities in the amount of $8,452,904 and $1,151,090, respectively. The variance in cash flows is primarily attributable to advance payments and prepaid expenses for the fiscal year ended April 30, 2022.

For the years ended April 30, 2022 and 2021, we had negative cash flows from investing activities in the amount of $1,092,511 and $697,095, respectively. The variance in cash flows is attributable to land and improvements for the fiscal year ended April 30, 2022. In regards to land improvement, as part of our plan to construct the NEXT Factory, we purchased a plot of land, which has since been cleared for construction, in Nagaoka City. Our plans for the construction of the NEXT Factory have now been placed on indefinite hiatus, and consequently we will be seeking to sell this land back to Nagaoka City, but there can be no assurances that we will do so on terms that we deem to be favorable.

For the years ended April 30, 2022 and 2021, we had net cash provided by financing activities in the amount of $4,084,478 and $9,128,446, respectively. The variance in cash flows is attributable to a significant stock issuance during the fiscal year ended April 30, 2021.

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

The Company has not recorded enough revenue to cover its operating costs. We expect our wholly-owned subsidiary, NextMeats France, to increase activity in the next fiscal quarter which we expect will produce revenue to cover at least some operating costs. We also expect our wholly-owned subsidiary, Next Meats Japan Co. Ltd to improve its operating income in the next fiscal quarter. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID 5041)	F2

Condensed Consolidated Balance Sheets	F3

Condensed Consolidated Statements of Operations and Comprehensive Loss	F4

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F5

Condensed Consolidated Statements of Cash Flows	F6

Notes to Financial Statements	F7-F10

- F1 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Next Meats Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Next Meats Holdings, Inc. as of April 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

September 29, 2022

- F2 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(AUDITED)

	April 30, 2022	April 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$620,297	$7,210,200
Accounts receivable	1,288,591	263,471
Advance payments and prepaid expenses	1,335,832	38,954
Inventories	598,044	249,434
TOTAL CURRENT ASSETS	3,842,764	7,762,059

Non-current assets
Equipment, net depreciation	$168,241	$206,468
Construction in progress	282,230	169,325
Land and improvements	1,093,028	-
Long term prepaid expenses	2,695	12,301
Deferred assets	739	-
Security deposits	151,403	18,860
Stock	187,500	316,717
TOTAL NON-CURRENT ASSETS	1,885,836	723,672

TOTAL ASSETS	$5,728,600	$8,485,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$558,361	$492,357
Due to related party	-	2,829
Income tax payable	23,841	3,679
TOTAL CURRENT LIABILITIES	582,201	498,865
Noncurrent Liabilities
Loans	271,613	-

TOTAL LIABILITIES	$853,814	$498,865

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of April 30, 2022 and April 30, 2021)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 502,255,600 and 500,000,000 shares issued and outstanding as of April 30, 2022 and April 30, 2021, respectively)	502,256	500,000
Non-controlling interest	-	52,374
Additional paid-in capital	5,893,031,815	5,889,168,832
Accumulated deficit	(5,887,460,258)	(5,881,664,278)
Accumulated other comprehensive income(loss)	(1,199,027)	(70,061)

TOTAL SHAREHOLDERS' EQUITY	$4,874,786	$7,986,866

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,728,600	$8,485,731

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

- F3 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AUDITED)

	Year Ended April 30, 2022		Year Ended April 30, 2021

REVENUES
Revenues	$6,950,236		$398,386
Cost of revenues	5,707,788		301,166
GROSS PROFIT (LOSS)	1,242,448		97,220

OPERATING EXPENSE
Share-based expense	-		5,880,579,874
Depreciation	54,023		4,711
General and administrative expenses	6,592,923		1,159,640
Total operating expenses	6,646,945		5,881,744,224

Income (loss) from operations	(5,404,498)		(5,881,647,004)

Other income (expense)
Interest expense	(4,201)		-
Other expense	(9,588)		-
Stock loss	(303,181)		-
Other income	16,036		1,017
Total other income (expense)	(300,935)		1,017

Net income (loss) before tax	(5,705,432)		(5,881,645,988)
Income tax expense	90,547		3,780
NET INCOME (LOSS)	$(5,795,980)		$(5,881,649,768)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(1,128,966)		$(70,061)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(6,924,946)		$(5,881,716,049)

Income per common share
Basic	$(0.01)	$	$(38.63)
Diluted	$-	$	$-

Weighted average common shares outstanding
Basic	$500,557,170	$	$152,260,753
Diluted	$-	$	$-

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

- F4 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD APRIL 30, 2020 TO APRIL 30, 2022

(AUDITED)

	Common Shares	Par Value Common Shares	Noncontrolling Interest	Additional Paid-in Capital	Accumulated Other Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$-	$2,885	$-	$(14,510)	$(1,625)
Noncontrolling interest	-	-	52,374	-	-	-	52,374
Shares cancelled and returned	(10,000)	(10,000)	-	10,000	-	-	-
Shares issued in reorganization	47,647,702	47,648	-	(47,648)	-	-	-
Shares issued for services rendered to the company	452,352,298	452,352	-	5,880,127,522	-	-	5,880,579,874
Expenses paid on behalf of the company and contributed as capital	-	-	-	20,070	-	-	20,070
Net loss	-	-	-	-	-	(5,881,649,768)	(5,881,649,768)
Foreign currency translation	-	-	-	-	(70,061)	-	(70,061)
Balances, April 30, 2021	500,000,000	$500,000	$52,374	$5,889,168,832	$(70,061)	$(5,881,664,278)	$7,986,866
Noncontrolling interest	-	-	(52,374)	-	-	-	(52,374)
Common shares sold	2,255,600	2,256	-	3,867,939	-	-	3,870,194
Previously contributed expenses paid by company	-	-	-	(4,955)	-	-	(4,955)
Net loss	-	-	-	-	-	(5,795,980)	(5,795,980)
Foreign currency translation	-	-	-	-	(1,128,966)	-	(1,128,966)
Balances, April 30, 2022	502,255,600	$502,256	$-	$5,893,031,815	$(1,199,027)	(5,887,460,258)	$4,874,786

The accompanying notes are an integral part of these audited condensed consolidated financial statements.

- F5 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

	Year Ended April 30, 2022	Year Ended April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(5,795,980)	$(5,881,649,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based expense	-	5,880,579,874
Depreciation and amortization	54,023	4,584

Changes in operating assets and liabilities:
Accounts receivable	(1,025,119	(265,883)
Accrued expenses and other payables	66,004	490,732
Advance payments and prepaid expenses	(1,287,272)	(48,844)
Accounts payable – related party	(2,829)	2,829
Security deposits	(132,544)	(18,860)
Deferred assets	(739)	-
Income tax payable	20,162	3,679
Inventories	(348,610)	(249,434)
Net cash used in operating activities	(8,452,904)	(1,151,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(15,795)	(211,053)
Construction in progress	(112,905)	(169,325)
Land and improvements	(1,093,028)	-
Cash paid for stock	129,217	(316,717)
Net cash used in investing activities	(1,092,511)	(697,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	(4,955)	20,071
Common shares sold	3,870,194	-
Loans	271,613	-
Stock issuance	(52,374)	9,108,376
Net cash provided by financing activities	4,084,478	9,128,446

Net effect of exchange rate changes on cash	$(1,128,966)	$(70,061)

Net Change in Cash and Cash Equivalents	(6,589,903)	7,210,200
Cash and cash equivalents - beginning of period	7,210,200	-
Cash and cash equivalents - end of period	$620,297	$7,210,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,201	$3,305
Income taxes paid	$-	$41,884

NON-CASH INVESTING AND FINANCING TRANSACTIONS	$-	$-

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

On or about February 8, 2022, we incorporated Next Meats HK Co. Limited (“Next Meats HK”), a Hong Kong Company. Next Meats HK is now a wholly owned subsidiary of the Company. The Registry Number associated with this entity in Hong Kong is 3126390.

On or about March 2, 2022, we incorporated Next Meats (S) Pte. Ltd. (“Next Meats Singapore”), a Singapore Company. Next Meats Singapore. is now a wholly owned subsidiary of the Company. The Company Registration Number in Singapore is 202207295H.

These financial statements consolidate those of NXMH, NMCO, NextMeats France, NXMH USA, Next Meats HK, and Next Meats Singapore.

On December 28, 2021 we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State, resulting in an increase to our authorized shares of Common Stock from 500,000,000 to 1,000,000,000.

On December 28, 2021, Ryo Shirai resigned as our Chief Executive Officer and was appointed Chairman of the Board of Directors It should be noted he was previously a Director, but on December 28, 2021 began serving as Chairman of the Board of Directors. Previously, there was no designated Chairman of the Board of Directors.

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

The Company has elected April 30th as its year end.

- F7 -

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at April 30, 2022 and April 30, 2021 were $620,297 and $7,210,200, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2022 and April 30, 2021.

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

The Company does not have any potentially dilutive instruments as of April 30, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2022.

The Company’s stock-based compensation for the periods ended April 30, 2022 and April 30, 2021 were $0 and $5,880,579,874, respectively.

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

The Company has not recorded enough revenue to cover its operating costs. We expect our wholly-owned subsidiary, NextMeats France, to increase activity in the next fiscal quarter which we expect will produce revenue to cover at least some operating costs. We also expect our wholly-owned subsidiary, Next Meats Japan Co. Ltd to improve its operating income in the next fiscal quarter. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As April 30, 2022, the Company has incurred a net  loss of approximately $6,880,384 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,444,881 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2022, we have completed three taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $6,880,384  which begins expiring in 2040. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	April 30,

	2022	2021
Deferred tax asset, generated from net operating loss	$1,444,881	$227,725
Valuation allowance	(1,444,881)	(227,725)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2022.

- F9 -

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

Note 7 - Accrued Expenses and other payable

Accrued expenses and other payables totaled $558,361 and $492,357 as of April 30, 2022 and April 30, 2021, respectively, and consisted primarily of accrued professional fees, non-trade accounts payable to NMCO and consumption tax receipts held by NMCO and accounts payable to NMCO, respectively.

Note 8 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of April 30, 2022 and April 30, 2021.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 502,255,600 and 500,000,000 shares of common stock issued and outstanding as of April 30, 2022 and April 30, 2021, respectively.

On or about December 29, 2021, we sold 270,929 shares of restricted Common Stock to Demic Co., Ltd.., a Japanese Company, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Demic Co., Ltd. was approximately $541,858. Demic Co., Ltd is not considered a related party to the Company.

On or about December 29, 2021, we sold 882,257 shares of restricted Common Stock to Kiyoshi Kobayashi, a Japanese Citizen, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Kiyoshi Kobayashi was approximately $1,764,513. Kiyoshi Kobayashi is not considered a related party to the Company.

On or about February 4, 2022, we sold 208,855 shares of restricted Common Stock to Daisuke Kuroika, a Japanese Citizen, at a price of $2.10 per share of Common Stock. The total subscription amount paid by Daisuke Kuroika was approximately $438,596. Daisuke Kuroika is not considered a related party to the Company.

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

On or about March 29, 2022, we sold 133,779 shares of restricted Common Stock to Hidemi Arasaki, a Japanese Citizen, at a price of $1.30 per share of Common Stock. The total subscription amount paid by Hidemi Arasaki was approximately $173,913. Hidemi Arasaki is not a related party to the Company.

On or about April 5, 2022, we sold 91,000 shares of restricted Common Stock to Interwoos Co., Ltd., a Japanese Company, at a price of $0.90 per share of Common Stock. The purchase of Common Stock by Interwoos Co., Ltd. was authorized by its Chief Executive Officer Mr. Nobutaka Yoshii. The total subscription amount paid by Interwoos Co., Ltd. was approximately $81,900. Interwoos Co., Ltd. is not a related party to the Company.

The proceeds from the above sales of shares are to be used by the Company for working capital.

Note 9 - Related-Party Transactions

Office Space

From time to time, we may utilize the office space and equipment of our management at no cost.

Note 10 - Subsequent Events

On or about July 1, 2022, we sold the 5,000 shares of Series Z Preferred Stock of Dr. Foods, Inc., a Nevada Company (“DRFS”), to White Knight Co., Ltd., a Japan Company (“WK”), at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). White Knight Co., Ltd. is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. White Knight Co., Ltd. is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in us no longer having an equity position in DRFS and with WK becoming the largest controlling shareholder of DRFS.

We intend to use the proceeds from the aforementioned sale for working capital.

The Board of Directors of NXMH, WK, and DRFS unanimously approved the above transaction.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On July 12, 2022, Mr. Ryo Shirai resigned as the Company’s Chairman of the Board of Directors and as a Director. Mr. Shirai's resignations are a result of personal health issues. The resignations of Mr. Ryo Shirai were not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

- F10 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and our Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer, both of which are Koichi Ishizuka, concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report April 30, 2022 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of April 30, 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, Koichi Ishizuka, do not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

The Company believes that the material weaknesses are due to the Company’s limited resources and limited operating history.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Hideyuki Sasaki, Age 41 - Chief Operating Officer, Director

Background of Mr. Hideyuki Sasaki

Mr. Hideyuki Sasaki, age 40, was employed as an Executive Vice President at Whitehole Limited from 2008 to 2019. From 2020, to the present date, he has served as the Co-Chief Executive Officer of Next Meats Co., Ltd.

The Board of Directors has determined to elect Mr. Sasaki to the position of Chief Operating Officer due to his work acumen and industry experience.

Mr. Koichi Ishizuka, Age 51 - Chief Executive Officer, Chief Financial Officer and Director

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka, age 51, attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc. and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc. since 2017, Photozou Koukoku Co., Ltd. since 2017, Off Line International, Inc. since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020, he was appointed as Chief Financial Officer of Next Meats Holdings, Inc., a position he still holds today, and on December 28, 2021 he was also appointed to the position of Chief Executive Officer. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. On July 30, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Catapult Solutions, Inc. On September 17, 2021, Mr. Ishizuka became a Director of Next Meats France. On December 16, 2021, Mr. Ishizuka became the Co-Chief Executive Officer and Director of Next Meats Co., Ltd. On or about February 7, 2022, Mr. Ishizuka became a Director of Next Meats USA. On or about March 2, 2022, Mr. Ishizuka became a Director of Next Meats (S) Pte. Ltd. On March 21, 2022, Mr. Ishizuka became the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of Perfect Solutions Group, Inc.

The Board of Directors has determined to elect Mr. Ishizuka to the positions of Chief Executive Officer and Chief Financial Officer due to his expansive business and industry experience.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our officers or directors are a party in connection with their positions at Next Meats Holdings, Inc.

Employees

Details as to our employees are contained herein on page 6 under the subsection titled, “Employees”.

Director’s Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have two directors, Hideyuki Sasaki and Koichi Ishizuka.

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

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our officers and directors review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors have determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Directors of our Company do not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development.

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

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company, and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this Registration Statement.

Item 11. Executive Compensation.

Summary Compensation Table

The below table includes compensation paid to any of the current or former officers/ directors of Next Meats Holdings, Inc.

Name and principal position (a)	As of April 30, (b)	Salary ($)[1] (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Paul Moody, Former Officer and Director[2]	2021	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Ryo Shirai, Former Chief Executive Officer and Director[3]	2021	-	-	-	-	-	-	-	-
	2022	87,431	-	-	-	-	-	-	-

Hideyuki Sasaki, Chief Operating Officer and Director	2021	30,631	-	-	-	-	-	-	-
	2022	88,561	-	-	-	-	-	-	-

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer and Director	2021	-	-	-	-	-	-	-	-
	2022	86,855	-	-	-	-	-	-	-

1 The monetary compensation paid to the above parties was, in each instance, in the form of JPY. The table includes the approximate conversion rate to USD as of the date of this report.

2 Paul Moody resigned from his position of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director on November 18, 2020.

3 On December 28, 2021, Ryo Shirai resigned as our Chief Executive Officer and was appointed Chairman of the Board of Directors. On July 12, 2022, Mr. Ryo Shirai resigned as the Company’s Chairman of the Board of Directors and as a Director.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We, Next Meats Holdings, Inc., do not have employment or consulting agreements with any officer or director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors do not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors have not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report, the Company has 502,255,600 shares of common stock issued and outstanding. which number of issued and outstanding shares of common stock have been used throughout this report.

The Company’s mailing address is: 3F 1-16-13 Ebisu Minami Shibuya-ku,Tokyo Japan.

Note: If no address is present in the below table it should be assumed that the address is the same as that for the Company.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned
Executive Officers and Directors
Koichi Ishizuka [1]	112,345,538	22.37%
Hideyuki Sasaki [3]	163,088,842	32.47%
Current Executive Officers and Directors as a Group (2 Persons)	275,434,380	54.84%

5% or greater shareholders
White Knight Co., Ltd. [1]	91,415,469	18.20%
Ryo Shirai [2]	163,088,842	32.47%

1 Koichi Ishizuka serves as our Chief Executive Officer, Chief Financial Officer, and as a member of the Board of Directors. The row denoting ownership for Koichi Ishizuka is inclusive of his ownership in the Company via his personal holdings and that of White Knight Co., Ltd., an entity over which Mr. Koichi Ishizuka has sole dispositive and voting authority. In his personal name, Koichi Ishizuka owns and controls 20,930,069 shares of common stock. White Knight Co., Ltd. owns and controls 91,415,469 shares of common stock.

2 Ryo Shirai is our former Chairman of the Board of Directors and Director. He also previously served as our Chief Executive Officer prior to the appointment of Koichi Ishizuka as our current Chief Executive Officer.

3 Hideyuki Sasaki serves as our Chief Operating Officer and as a member of the Board of Directors.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 28, 2021, Next Meats Co., Ltd., along with our Board of Directors, took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company. Next Meats Co., Ltd. is now a wholly owned subsidiary of the Company. Prior to the below transaction, Next Meats Co., Ltd. was our controlling shareholder.

On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd., a Japan Company. Pursuant to the Share Cancellation and Exchange Agreement, effective on December 16, 2021, Next Meats Holdings, Inc. acquired Next Meats Co., Ltd. as a wholly owned subsidiary. Commensurate with this action, there was a conversion of the Next Meats Holdings, Inc. percentile share interest in exchange for the Company’s 100% share interest in Next Meats Co., Ltd. Immediately prior to the effective time, each (now former) shareholder of Next Meats Co., Ltd. cancelled and exchanged their percentile share interest in Next Meats Co., Ltd. for an equivalent percentile share interest in Next Meats Holdings, Inc. at a pro rata percentage. As a result of the Share Cancellation and Exchange Agreement, we now own 100% of the issued and outstanding shares of Next Meats Co., Ltd., which constitutes 1,000 shares of common stock.

We believe that the aforementioned transaction(s) relating to the Share Cancellation and Exchange Agreement described above constituted a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code. Full details of the Share Cancellation and Exchange Agreement are contained within our Form 8-K filed with the Securities and Exchange Commission on December 16, 2021.

On or about July 20, 2021 we had acquired 5,000 shares of Series Z Preferred Stock of Dr. Foods, Inc., a Nevada Company, from CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”).

On or about July 1, 2022, we sold the 5,000 shares of Series Z Preferred Stock of Dr. Foods, Inc., a Nevada Company (“DRFS”), to White Knight Co., Ltd., a Japan Company (“WKC”), at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). White Knight Co., Ltd. is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. White Knight Co., Ltd. is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in us no longer having an equity position in DRFS and with WKC becoming the largest controlling shareholder of DRFS.

We intend to use the proceeds from the aforementioned sale for working capital.

The Board of Directors of NXMH, WK, and DRFS unanimously approved the above transaction.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Notable Relationships

Mama Foods Co., Ltd., a Japanese Company, manufactures food products for the Next Meats Holdings, Inc., and its subsidiaries, on a need be basis. White Knight Co., Ltd. currently owns and controls Mama Foods Co., Ltd., and Dr. Foods, Inc., a Nevada Corporation, has entered into a letter of intent to acquire Mama Foods Co., Ltd. Koichi Ishizuka owns and controls White Knight Co., Ltd. He is also the controlling shareholder, sole officer, and director of Dr. Foods, Inc.

On October 11, 2021, we, through our now wholly owned subsidiary Next Meats Co., Ltd., entered into and consummated a “Collaboration Agreement” with Dr. Foods Co., Ltd., a Japan company and wholly owned subsidiary of Dr. Foods, Inc., a Nevada Company, that shares common management with the Company, to co-develop new food products and subsequently offer them for sale. Dr. Foods Co., Ltd. operates in the “plant-based food” industry. It currently offers, and plans to continue to offer, amongst other things, artificial foie gras made from meat substitutes, and intends to offer, in the future, a diverse range of microalgae-based foods.

The Collaboration Agreement with Dr. Foods, Inc. is for a period of two years, and may be renewed thereafter under the same terms for additional one-year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project will be determined in writing by each party at the outset of collaborative efforts. Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners, will be the respective responsibility of the party responsible for fulfilling such tasks.

Several of our food products can be found in Wayback Burgers’ Japanese Restaurant locations. These Wayback Burgers locations are owned and controlled by WB Burgers Asia, Inc., via its wholly owned subsidiary, WB Burgers Japan Co., Ltd. Koichi Ishizuka is the sole officer, director, and controlling shareholder of WB Burgers Asia, Inc.

Other Info

From time to time, we may utilize the office space and equipment of our management at no cost.

During the twelve months ended April 30, 2021, the Company’s former sole officer and director, Paul Moody, and former related party via his prior indirect control of the Company, Jeffrey DeNunzio, paid expenses on behalf of the Company totaling $3,425 and $2,375, respectively. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2022	2021
Audit fees	BF Borgers CPA PC	$65,700	$8,000
Auditor related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$65,700	$8,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document.

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.1 (iii)	Certificate of Amendment (3)

3.1 (iv)	Certificate of Amendment (4)

3.2 (i)	By-laws (1)

3.2 (ii)	Amended By-laws (5)

31.1

Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (7)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (7)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (7)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101) (7)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 25, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on December 29, 2021, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(6)	Filed herewith.
(7)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Title: Chief Executive Officer, Chief Financial Officer, Director

(Principal Executive Officer, Principal Financial Officer)

Dated: September 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Title: Chief Executive Officer, Chief Financial Officer, Director

(Principal Executive Officer, Principal Financial Officer)

Dated: September 29, 2022