Form 10-Q
period 2022-07-31
Next Meats Holdings, Inc.
filed 2022-11-04
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2022

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

 [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

As of November 4, 2022, there were 502,255,600 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of November 4, 2022, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	July 31, 2022 (Unaudited)	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$83,866	$620,297
Accounts receivable	1,232,783	1,288,591
Short term loans receivable	75,385	-
Advance payments and prepaid expenses	1,177,537	1,335,832
Inventories	458,981	598,044
TOTAL CURRENT ASSETS	3,028,552	3,842,764

Non-current assets
Equipment, net depreciation	$150,758	$168,241
Construction in progress	270,174	282,230
Land and improvements	1,046,338	1,093,028
Long term prepaid expenses	-	2,695
Deferred assets	16,197	739
Security deposits	145,033	151,403
Stock	-	187,500
TOTAL NON-CURRENT ASSETS	1,628,500	1,885,836

TOTAL ASSETS	$4,657,052	$5,728,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$645,169	$558,360
Income tax payable	-	23,841
TOTAL CURRENT LIABILITIES	645,169	582,201
Noncurrent Liabilities
Loans	257,433	271,613

TOTAL LIABILITIES	$902,603	$853,814

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of July 31, 2022 and April 30, 2022)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 502,255,600 and 502,255,600 shares issued and outstanding as of July 31, 2022 and April 30, 2022, respectively)	502,256	502,256
Additional paid-in capital	5,893,036,428	5,893,031,815
Accumulated deficit	(5,888,402,756)	(5,887,460,258)
Accumulated other comprehensive income (loss)	(1,381,478)	(1,199,027)

TOTAL SHAREHOLDERS' EQUITY	$3,754,449	$4,874,786

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,657,052	$5,728,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021

REVENUES
Revenues	$405,447	$1,368,570
Cost of revenues	344,856	1,269,895
GROSS PROFIT (LOSS)	60,591	98,675

OPERATING EXPENSE
Depreciation	10,069	11,631
General and administrative expenses	951,401	1,209,715
Total operating expenses	961,470	1,221,346

Income (loss) from operations	(900,879)	(1,122,671)

Other income (expense)
Interest expense	(1,179)	(518)
Other expense	(41,779)	(1,034)
Other income	1,339	5,308
Total other income (expense)	(41,619)	3,757

Net income (loss) before tax	(942,498)	(1,118,914)
Income tax expense	-	45,409
NET INCOME (LOSS)	$(942,498)	$(1,164,323)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(182,451)	$(45,306)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,124,949)	$(1,209,629)

Income per common share
Basic	$(0.00)	$(0.00)
Diluted	$-	$-

Weighted average common shares outstanding
Basic	$502,255,600	$500,000,000
Diluted	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2022 to July 31, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2022	502,255,600	$502,256	$5,893,031,815	$(1,199,027)	$(5,887,460,258)	$4,874,786
Contributed capital	-	-	4,613	-	-	4,613
Net loss	-	-	-	-	(942,498)	(942,498)
Foreign currency translation	-	-	-	(182,451)	-	(182,451)
Balances, July 31, 2022	502,255,600	$502,256	5,893,036,428	$(1,381,478)	$(5,888,402,756)	$3,754,449

Next Meats Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2021 to jULY 31, 2021

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

-F3-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(942,498)	$(1,164,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	10,069	11,631
Loss on the sale of stock	39,876	-
Changes in operating assets and liabilities:
Accounts receivable	55,808	(558,347)
Short term loan receivable	(75,385)	-
Accrued expenses and other payables	86,809	279,051
Advance payments and prepaid expenses	160,990	(668,344)
Accounts payable - related party	-	2,622
Security deposits	6,370	(4,790)
Deferred assets	(15,458)	-
Income tax payable	(23,841)	(19)
Inventories	139,063	(429,216)
Net cash used in operating activities	(558,197)	(2,531,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	7,414	(6,413)
Construction in progress	12,056	(161,647)
Land and improvements	46,690	(1,270,874)
Cash received for the sale of stock	147,624	(565,351)
Net cash provided by (used in) investing activities	213,784	(2,004,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	4,613	203,685
Loans	(14,180)	319,664
Net cash provided by (used in) financing activities	(9,567)	523,349

Net effect of exchange rate changes on cash	$(182,451)	$(45,306)

Net Change in Cash and Cash Equivalents	(536,431)	(4,057,978)
Cash and cash equivalents - beginning of period	620,297	7,210,200
Cash and cash equivalents - end of period	$83,866	$3,152,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,179	$518
Income taxes paid	$23,841	$41,749

NON-CASH INVESTING AND FINANCING TRANSACTIONS	$-	$-

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

Concurrently and after the Effective Time, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiaries, no assets and negligible liabilities. The assets and liabilities of Predecessor, if any, remain with Predecessor. The Company abandoned the business plan of its Predecessor and had resumed its former business plan of a blank check company after completion of the Merger.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the 2021 Annual Report, have been omitted.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at July 31, 2022 and April 30, 2022 were $83,866 and $620,297, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at July 31, 2022 and April 30, 2022.

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

The Company does not have any potentially dilutive instruments as of July 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of July 31, 2022.

The Company’s stock-based compensation for the periods ended July 31, 2022 and July 31, 2021 was $0 for both periods.

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

We have no assets or leases that we believe will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

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

The Company has not recorded enough revenue to cover its operating costs. We expect our wholly-owned subsidiary, NextMeats France, and our other subsidiaries, to increase activity in the next fiscal quarter which we expect will produce revenue to cover at least some operating costs. We also expect our wholly-owned subsidiary, Next Meats Japan Co. Ltd to improve its operating income in the next fiscal quarter. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2022, the Company has incurred a net loss of approximately $7,822,882 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,642,805 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2022, we have completed three taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2022.

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

On or about July 1, 2022, the Company sold 5,000 shares of Series Z Preferred Stock of Dr. Foods, Inc. FKA Catapult Solutions, Inc., a Nevada Company (“DRFS”), to WKC at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in the Company no longer having an equity position in DRFS and with WKC becoming the largest controlling shareholder of DRFS. Following the aforementioned transaction, WKC owns approximately 79.22% voting control of DRFS.

NXMH intends to use the proceeds from the aforementioned sale for working capital.

The Board of Directors of NXMH, WKC, and DRFS unanimously approved the above transaction.

Note 7 - Accrued Expenses

Accrued expenses and other payables totaled $645,169 and $558,360 as of July 31, 2022 and April 30, 2022, respectively, and consisted primarily of accrued professional fees, non-trade accounts payable to NMCO and consumption tax receipts held by NMCO.

Note 8 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of July 31, 2022 and April 30, 2022.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 502,255,600 shares of common stock issued and outstanding as of July 31, 2022 and April 30, 2022.

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

Note 9 - Related-Party Transactions

Office Space

We utilize office space and equipment of our management at no cost.

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

Concurrently and after the Effective Time, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiaries, no assets and negligible liabilities. The assets and liabilities of Predecessor, if any, remained with Predecessor. The Company abandoned the business plan of its Predecessor.

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

Liquidity and Capital Resources

Our cash balance is $83,866 as of July 31, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Loss

We have recorded a net loss of $942,498 and $1,164,323 for the three months ended July 31, 2022 and July 31, 2021, respectively.

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

As of July 31, 2022, the Company has not recorded enough revenue to cover its operating costs. We expect our wholly-owned subsidiaries, specifically NextMeats France and Next Meats Japan Co., Ltd. to improve their operating income in the next fiscal quarter. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. It should be noted that Koichi Ishizuka is our Chief Executive Officer and Chief Financial Officer, serving in both capacities.

As of July 31, 2022, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer and chief financial officer, Koichi Ishizuka, of the effectiveness of the design and the operation of our disclosure controls and procedures. Our officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives and lack of well-established procedures to identify, approve and report related party transactions. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending July 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.1 (iii)	Certificate of Amendment (3)

3.1 (iv)	Certificate of Amendment (4)

3.2 (i)	By-laws (1)

3.2 (ii)	Amended By-laws (5)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 25, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on December 29, 2021, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(6)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: November 4, 2022

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: November 4, 2022