Form 10-Q
period 2022-10-31
Next Meats Holdings, Inc.
filed 2023-01-20
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2022

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

As of January 20, 2023, there were 502,562,280 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of January 20, 2023, there were no shares of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	CONDENSED CONSOLIDATED BALANCE SHEETS as of October 31, 2022 (unaudited) and aPRIL 30, 2022	F1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED October 31, 2022 AND October 31, 2021 (UnAUDITED)	F2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD APRIL 30, 2022 TO OCTOBER 31, 2022 AND FOR THE PERIOD APRIL 30, 2021 TO OCTOBER 31, 2021 (UNAUDITED)	F3
	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED October 31, 2022 and October 31, 2021 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS	F5-F6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4
ITEM 4	CONTROLS AND PROCEDURES	5

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	6
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	6

SIGNATURES		7

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	October 31, 2022 (Unaudited)	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$58,140	$620,297
Accounts receivable	1,103,584	1,288,591
Short term loans receivable	145,991	-
Advance payments and prepaid expenses	136,395	1,335,832
Inventories	502,378	598,044
TOTAL CURRENT ASSETS	1,946,486	3,842,764

Non-current assets
Equipment, net depreciation	$127,142	$168,241
Construction in progress	127,999	282,230
Land and improvements	970,239	1,093,028
Long term prepaid expenses	-	2,695
Deferred assets	-	739
Security deposits	128,241	151,403
Stock	-	187,500
TOTAL NON-CURRENT ASSETS	1,353,621	1,885,836

TOTAL ASSETS	$3,300,107	$5,728,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$340,212	$558,360
Short term loans	28,915	-
Short term loans, related party	21,584	-
Income tax payable	2,812	23,841
TOTAL CURRENT LIABILITIES	393,523	582,201
Noncurrent Liabilities
Loans	226,217	271,613

TOTAL LIABILITIES	$619,740	$853,814

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of October 31, 2022 and April 30, 2022)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 502,255,600 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively)	502,256	502,256
Additional paid-in capital	5,893,119,099	5,893,031,815
Accumulated deficit	(5,889,189,496)	(5,887,460,258)
Accumulated other comprehensive income (loss)	(1,751,492)	(1,199,027)

TOTAL SHAREHOLDERS' EQUITY	$2,680,367	$4,874,786

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,300,107	$5,728,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021	Six Months Ended October 31, 2022	Six Months Ended October 31, 2021

REVENUES
Revenues	$465,868	$3,815,510	$871,315	$5,184,080
Cost of revenues	422,604	3,805,247	767,460	5,075,142
GROSS PROFIT (LOSS)	43,264	10,263	103,855	108,938

OPERATING EXPENSE
Depreciation	7,913	13,119	17,982	24,750
General and administrative expenses	781,463	1,161,532	1,732,864	2,371,247
Total operating expenses	789,375	1,174,651	1,750,845	2,395,997

Income (loss) from operations	(746,111)	(1,164,388)	(1,646,990)	(2,287,059)

Other income (expense)
Interest expense	(2,515)	(966)	(3,694)	(1,484)
Other expense	(81,292)	(1,015)	(123,071)	(2,049)
Other income	43,519	1,099	44,858	6,407
Total other income (expenses)	(40,287)	(883)	(81,906)	2,873

Net income (loss) before tax	(786,398)	(1,165,271)	(1,728,896)	(2,284,186)
Income tax expense	341	(237)	341	45,171
NET INCOME (LOSS)	$(786,740)	$(1,165,034)	$(1,729,238)	$(2,329,357)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(370,014)	$(216,884)	$(552,465)	$(262,190)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,156,753)	$(1,381,918)	$(2,281,702)	$(2,591,548)

Income per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	502,255,600	500,000,000	502,255,600	500,000,000
Diluted	-	-	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2022 to October 31, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2022	502,255,600	$502,256	$5,893,031,815	$(1,199,027)	$(5,887,460,258)	$4,874,786
Contributed capital	-	-	4,613	-	-	4,613
Net loss	-	-	-	-	(942,498)	(942,498)
Foreign currency translation	-	-	-	(182,451)	-	(182,451)
Balances, July 31, 2022	502,255,600	$502,256	$5,893,036,428	$(1,381,478)	$(5,888,402,756)	$3,754,449
Contributed capital	-	-	82,671	-	-	82,671
Net loss	-	-	-	-	(786,740)	(786,740)
Foreign currency translation	-	-	-	(370,014)	-	(370,014)
Balances, October 31, 2022	502,255,600	$502,256	5,893,119,099	$(1,751,492)	$(5,889,189,496)	$2,680,367

Next Meats Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2021 to October 31, 2021

(UNAUDITED)

	Common Shares	Par Value Common Shares	Non-Controlling Interest	Additional Paid-in Capital	Subscription Payable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2021	500,000,000	$500,000	$52,374	$5,889,168,832	$-	$(70,061)	$(5,881,664,278)	$7,986,866
Expenses paid on behalf of the company and contributed to capital	-	-	-	203,685	-	-	-	203,685
Net loss	-	-	-	-	-	-	(1,164,323)	(1,164,323)
Foreign currency translation	-	-	-	-	-	(45,306)	-	(45,306)
Balances, July 31, 2021	500,000,000	$500,000	$52,374	$5,889,372,517	-	$(115,367)	$(5,882,828,601)	$6,980,922
Noncontrolling interest	-	-	70,422	-	-	-	-	70,422
Expenses paid on behalf of the company and contributed to capital	-	-	-	15,700	-	-	-	15,700
Deposit for shares subscription	-	-	-	-	1,747,188	-	-	1,747,188
Net loss	-	-	-	-	-	-	(1,165,034)	(1,165,034)
Foreign currency translation	-	-	-	-	-	(216,884)	-	(216,884)
Balances, October 31, 2021	500,000,000	$500,000	$52,374	5,889,388,217	$1,747,188	$(332,251)	$(5,883,993,636)	$7,361,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31, 2022	Six Months Ended October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,729,238)	$(2,329,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	17,982	24,750
Loss on the sale of fixed assets	371	-
Loss on the sale of stock	39,876	-
Changes in operating assets and liabilities:
Accounts receivable	185,007	(901,899)
Short term loan receivable	(145,991)	(87,107)
Accrued expenses and other payables	(218,148)	474,883
Advance payments and prepaid expenses	1,202,132	(1,281,574)
Accounts payable - related party	-	2,078
Security deposits	23,162	(4,580)
Deferred assets	739	-
Income tax payable	(21,029)	(153)
Inventories	95,666	(751,171)
Net cash used in operating activities	(549,469)	(4,838,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	22,746	(23,184)
Construction in progress	154,231	(149,477)
Land and improvements	122,789	(1,246,488)
Cash paid for stock	-	(357,051)
Cash received for the sale of stock	147,624	-
Net cash provided by (used in) investing activities	447,390	(1,776,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	87,284	219,385
Deposits received for share subscriptions	-	1,747,188
Loans	5,103	307,909
Net cash provided by (used in) financing activities	92,386	2,274,482

Net effect of exchange rate changes on cash	$(552,465)	$(262,190)

Net Change in Cash and Cash Equivalents	(562,157)	(4,602,196)
Cash and cash equivalents - beginning of period	620,297	7,210,200
Cash and cash equivalents - end of period	$58,140	$2,608,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,515	$1,484
Income taxes paid	$21,029	$41,646

NON-CASH INVESTING AND FINANCING TRANSACTIONS	$-	$-

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

On January 8, 2021 our majority shareholder, Next Meats Co., Ltd., a Japan Company, along with our Board of Directors, comprised of Mr. Koichi Ishizuka, Mr. Ryo Shirai, and Mr. Hideyuki Sasaki, took action to ratify, affirm, and approve a name change of the Company from Turnkey Solutions, Inc., to Next Meats Holdings, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State (“NVSOS”) to enact the name change with an effective date of January 19, 2021. This was previously disclosed in the Form 8-K we filed with the Securities and Exchange Commission on January 25, 2021.

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

Next Meats Co., Ltd. is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, plant based food products. The product offerings from Next Meats Co., Ltd. are currently sold to various food distributors, supermarkets, and restaurant groups.

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

On or about September 17, 2021, we incorporated NextMeats France, a French entity, which we intended to act as a wholly owned subsidiary of the Company. We intended to utilize NextMeats France to, amongst other things, operate as a reseller and distributor, in France and throughout Europe, of food products currently offered by Next Meats Co., Ltd. There are currently no agreements in place between Next Meats Co., Ltd. and NextMeats France. In December of 2022 we dissolved NextMeats France, a French Entity.

In January of 2022, we engaged counsel to incorporate Next Meats USA, Inc. on our behalf. Next Meats USA, Inc. (“NXMH USA”) was incorporated on January 18, 2022 and is a California Corporation.

On February 7, 2022, the incorporator of Next Meats USA, Inc. was discharged of any further duties. Simultaneously, Koichi Ishizuka and Koki Terui were appointed as Directors and Koki Terui was appointed President, Chief Executive Officer, Secretary, Treasurer and Chief Financial Officer of Next Meats USA, Inc.

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

These financial statements included herein consolidate those of NXMH, NMCO, NextMeats France, NXMH USA, Next Meats HK, and Next Meats Singapore.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2022 and April 30, 2022 were $58,140 and $620,297, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at October 31, 2022 and April 30, 2022.

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

The Company does not have any potentially dilutive instruments as of October 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2022.

The Company’s stock-based compensation for the periods ended October 31, 2022 and October 31, 2021 was $0 for both periods.

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

We have no assets and or leases that we believe will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

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

The Company has not recorded enough revenue to cover its operating costs. Currently, management plans to fund some operating expenses with related party contributions to capital, or through the sale of equity, until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plans will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2022, the Company has incurred a net loss of approximately $8,609,622 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,808,021 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2022, we have completed three taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2022.

Note 6 - Stock

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation (“Catapult”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), related party White Knight Co., Ltd., (“WKC”), and the Company, pursuant to which, on July 23, 2021, (“Closing Date”), for the purchase price of $375,000, CRS sold 10,000 shares of Catapult’s Series Z Preferred Stock, representing approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to the Company. WKC paid consideration of $187,500 and related party, Next Meats Co., Ltd, paid the remaining $187,500 on behalf of the Company. The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult, with WKC and the Company becoming Catapult’s largest controlling stockholders, having approximately (at the time) 80.20% combined voting control over Catapult.

Pursuant to the Agreement, on July 23, 2021, the former Directors of Catapult resigned from their positions and, on that same date, our CEO, CFO and Director, Mr. Koichi Ishizuka, was appointed as Catapult’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On or about July 1, 2022, the Company sold 5,000 shares of Series Z Preferred Stock of Dr. Foods, Inc. FKA Catapult Solutions, Inc., a Nevada Company (“DRFS”), to WKC at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in the Company no longer having an equity position in DRFS and with WKC becoming the largest controlling shareholder of DRFS. Following the aforementioned transaction, WKC owned approximately 79.22% voting control of DRFS as of July 1, 2022.

NXMH intends to use the proceeds from the aforementioned sale for working capital.

The Board of Directors of NXMH, WKC, and DRFS unanimously approved the above transaction.

Note 7 - Accrued Expenses

Accrued expenses and other payables totaled $340,212 and $558,360 as of October 31, 2022 and April 30, 2022, respectively, and consisted primarily of accrued professional fees, non-trade accounts payable to NMCO and consumption tax receipts held by NMCO.

Note 8 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of October 31, 2022 and April 30, 2022.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 502,255,600 shares of common stock issued and outstanding as of October 31, 2022 and April 30, 2022.

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

Note 9 - Related-Party Transactions

Short term loans

During the period ended October 31, 2022, our subsidiary, Next Meats Japan Co., Ltd., was loaned approximately $21,584 from officers of the company. These loans are unsecured, noninterest-bearing, and payable upon demand.

Office Space

From time to time, we utilize the office space and equipment of our management at no cost.

Note 10 - Subsequent Events

On or about November 28, 2022, we sold 306,680 shares of restricted Common Stock to Motohiro Tomiyama, a Japanese Citizen, at a price of $0.67 per share of Common Stock. The total subscription amount paid by Motohiro Tomiyama was approximately $205,470. Motohiro Tomiyama is not a related party to the Company. The proceeds from this sale are to be used by the Company for working capital. Following the sale of restricted common shares to Motohiro Tomiyama, we now have 502,562,280 shares of Common Stock issued and outstanding.

On November 22, 2022, Ryo Shirai sold 8,229,451 shares of restricted Common Stock of the Issuer to White Knight Co., Ltd., a Japanese Company owned and controlled by Koichi Ishizuka, the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of the Company, at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $8,229. Ryo Shirai was formerly the Company’s Chief Executive Officer and Chairman of the Board of Directors, until his resignations on December 28, 2021.

On November 22, 2022, Ryo Shirai sold 79,521,051 shares of restricted Common Stock of the Issuer to Koichi Ishizuka, a Japanese Citizen, at a price of $0.001 per share of Common Stock. The total subscription amount paid by Koichi Ishizuka was approximately $79,521.

On November 22, 2022, Ryo Shirai sold 25,112,780 shares of restricted Common Stock of the Issuer to Hiroki Tajiri, a Japanese Citizen, at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $25,113. Hiroki Tajiri is a board member of Next Meats Co., Ltd., a subsidiary of Next Meats Holdings, Inc.

On November 22, 2022, Hideyuki Sasaki sold 112,863,282 shares of restricted Common Stock of the Issuer to White Knight Co., Ltd., a Japanese Company owned and controlled by Koichi Ishizuka, at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $112,863. Hideyuki Sasaki is currently the Chief Operating Officer, and a Director, of the Company.

As a result of the sales of Common Stock conducted by Ryo Shirai and Hideyuki Sasaki, the controlling shareholder of the Company is now Koichi Ishizuka, directly and through his control of White Knight Co., Ltd.

Following the above transactions, Ryo Shirai retains 50,225,560 shares of restricted common stock of the Company while Hideyuki Sasaki also retains 50,225,560 shares of restricted common stock of the Company.

In December of 2022, we dissolved NextMeats France, a French Entity. We do not believe there to be a great enough demand for our products in France and surrounding areas, although we do still intend to offer our products in areas of Europe in the future.

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

On November 18, 2020 our now former controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd., a Japan Company. Next Meats Co., Ltd. is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, plant based food products. As will be described later on, Next Meats Co., Ltd. is now a wholly owned subsidiary of the Company.

On November 18, 2020, Paul Moody resigned from his position of Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

Simultaneous to Paul Moody’s resignations, Ryo Shirai was appointed as our Chief Executive Officer and Director, Hideyuki Sasaki as our Chief Operating Officer and Director, and Koichi Ishizuka as our Chief Financial Officer.

On January 8, 2021 our now former majority shareholder, Next Meats Co., Ltd., a Japan Company, along with our Board of Directors, took action to ratify, affirm, and approve a name change of the Company from Turnkey Solutions, Inc., to Next Meats Holdings, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State (“NVSOS”) to enact the name change with an effective date of January 19, 2021. This was previously disclosed in the Form 8-K we filed with the Securities and Exchange Commission on January 25, 2021.

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

Following the acquisition of Next Meats Co., Ltd. on December 16, 2021, we ceased to be a shell company. Currently, and going forward, we intend to act as a holding company for our subsidiaries which develop and sell plant based food products.

On or about July 20, 2021 we had acquired 5,000 shares of Series Z Preferred Stock of Dr. Foods, Inc., formerly known as “Catapult Solutions, Inc.,” a Nevada Company, from CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”).

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

On or about November 28, 2022, we sold 306,680 shares of restricted Common Stock to Motohiro Tomiyama, a Japanese Citizen, at a price of $0.67 per share of Common Stock. The total subscription amount paid by Motohiro Tomiyama was approximately $205,470. Motohiro Tomiyama is not a related party to the Company. The proceeds from this sale are to be used by the Company for working capital. Following the sale of restricted common shares to Motohiro Tomiyama, we now have 502,562,280 shares of Common Stock issued and outstanding.

On November 22, 2022, Ryo Shirai sold 8,229,451 shares of restricted Common Stock of the Issuer to White Knight Co., Ltd., a Japanese Company owned and controlled by Koichi Ishizuka, the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of the Company, at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $8,229. Ryo Shirai was formerly the Company’s Chief Executive Officer and Chairman of the Board of Directors, until his resignations on December 28, 2021.

On November 22, 2022, Ryo Shirai sold 79,521,051 shares of restricted Common Stock of the Issuer to Koichi Ishizuka, a Japanese Citizen, at a price of $0.001 per share of Common Stock. The total subscription amount paid by Koichi Ishizuka was approximately $79,521.

On November 22, 2022, Ryo Shirai sold 25,112,780 shares of restricted Common Stock of the Issuer to Hiroki Tajiri, a Japanese Citizen, at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $25,113. Hiroki Tajiri is a board member of Next Meats Co., Ltd., a subsidiary of Next Meats Holdings, Inc.

On November 22, 2022, Hideyuki Sasaki sold 112,863,282 shares of restricted Common Stock of the Issuer to White Knight Co., Ltd., a Japanese Company owned and controlled by Koichi Ishizuka, at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $112,863. Hideyuki Sasaki is currently the Chief Operating Officer, and a Director, of the Company.

As a result of the sales of Common Stock conducted by Ryo Shirai and Hideyuki Sasaki, the controlling shareholder of the Company is now Koichi Ishizuka, directly and through his control of White Knight Co., Ltd.

Following the above transactions, Ryo Shirai retains 50,225,560 shares of restricted common stock of the Company while Hideyuki Sasaki also retains 50,225,560 shares of restricted common stock of the Company.

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

In December of 2022, we dissolved NextMeats France, a French Entity. We do not believe there to be a great enough demand for our products in France and surrounding areas, although we do still intend to offer our products in areas of Europe in the future.

Assets

As of October 31, 2022, we had cash and cash equivalents of $58,140. As of April 30, 2022, we had cash and cash equivalents of $620,297. We believe that we had our cash and cash equivalents decreased as of October 31, 2022, when compared to April 30, 2022, because our revenues have continued to decrease over the past twelve months, resulting in less available cash on hand. Information regarding our revenue is detailed below in the section titled, “Revenue”.

Our total current assets were $1,946,486 as of October 31, 2022, and $3,842,764 as of April 30, 2022. As of October 31, 2022 we had $145,991 in short terms loans receivable, compared to none as of April 30, 2022. As of October 31, 2022, we had $136,395 in advance payments and prepaid expenses, compared to $1,335,832 as of April 30, 2022. In addition to a decrease in available cash and cash equivalents, a decrease in advance payments was a primary contributor to our lesser current assets as of October 31, 2022 when compared to April 30, 2022.

Our non-current assets were $1,353,621 as of October 31, 2022 and $1,885,836 as of April 30, 2022. As of October 31, 2022, we had fewer non-current assets, when compared to April 30, 2022, which we attribute to various factors which include, but are not limited to, lesser net depreciation, construction in progress, land and improvements, no deferred assets, lesser security deposits, and no stock (invested securities) held.

Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

Revenue

For the three-month period ended October 31, 2022 we realized revenues of $465,868, cost of revenues of $422,604 and gross profits of $43,264. For the three-month period ended October 31, 2021 we realized revenues of $3,815,510, cost of revenues of $3,805,247 and gross profits of $10,263. While our gross profit increased for the three-month period ended October 31, 2022, when compared to the three-month period ended October 31, 2021, we realized significantly less revenue over the same period.

For the six-month period ended October 31, 2022 we also realized a dramatic decrease in revenue over the same period for the year prior. For the six-month period ended October 31, 2022 we realized revenues of $871,315, cost of revenues of $767,460 and a gross profit of $103,855. For the six-month period ended October 31, 2021 we realized revenues of $5,184,080, cost of revenues of $5,075,142 and a gross profit of $108,938.

Globally speaking, many markets, industries, and nations have been affected by rising costs, inflation, and a decreased demand for products. We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, resulting in less revenue for the three and six months ended October 31, 2022.

Previously, we also had a wider selection of food options and other facets of our business which we believe drove revenues. Specifically, from time to time we would engage in the wholesale sale of rice, however we no longer engage in the wholesale sale of rice because our previous sole supplier is no longer in business. We believe that due to the current downtrend in the global economy, that such efforts should not recommence, if at all, until the global economy recovers to pre-pandemic levels.

At this time, we also no longer offer “Next Milk” which we believed would gain popularity in the near term. Various components of the products we offered, or seek to continue to offer, are either not available, or available at price points that are as attractive. As a result, at this time, it is difficult for us to produce cost effective products that we believe would rival the cost of generic food products, and thus bolster our revenues. We believe many consumers are purchasing more cost-effective options. Because of this, we are exploring means to lessen the cost of our product lineup while maintaining what we believe to be the same quality products, but we cannot forecast with any level of certainty if such efforts will be successful. Much of these endeavors rely on our ability to source ingredients at a lesser cost, which, at this time, is a challenge.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely. Given our revenue is not sufficient to cover our operating expenses we have and expect to continue to rely on related party contributions by our officers and directors, as well as proceeds from the sale of shares of our common stock that we may sell from time to time.

Expenses

For the three-month period ended October 31, 2022 we incurred total operating expenses of $789,375, which was comprised of $7,913 in depreciation and $781,375 in general and administrative expenses. For the three-month period ended October 31, 2021 we incurred total operating expenses of $1,174,651, which was comprised of $13,119 in depreciation and $1,161,532 in general and administrative expenses. As a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the three months ended October 31, 2022 have decreased compared to our total operating expenses for the three months ended October 31, 2021.

For the six-month period ended October 31, 2022 we incurred total operating expenses of $1,750,845, which was comprised of $17,982 in depreciation and $1,732,864 in general and administrative expenses. For the six-month period ended October 31, 2021 we incurred total operating expenses of $2,395,997, which was comprised of $24,750 in depreciation and $2,371,247 in general and administrative expenses. For this period of time, we also believe that as a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the six months October 31, 2022 have decreased compared to our total operating expenses for the six months ended October 31, 2021.

Net Loss

For the three months ended October 31, 2022, we incurred a net loss of $786,740, whereas for the three-month period ended October 31, 2021 we incurred a net loss of $1,165,033. For the six months ended October 31, 2022 we incurred a net loss of $1,729,238, whereas for the six months ended October 31, 2021 we incurred a net loss of $2,329,537. For both of the aforementioned periods, the variance in net loss is a result of our decreased business activity.

Corporate Plans

To remediate some of the above issues, notably those regarding decreased revenue, we intend to continue to roll out new products which we believe may have a broader appeal and more attractive price points. We are currently exploring a few new products based upon “Oats”. We believe such products might appeal to a wider audience and result in an ability to offer such products at a lower price point.

It should be emphasized that we currently offer, and intend to offer, products that are plant based. Not all products we offer, or intend to continue to offer, are strictly replacements or substitutes to traditional meat products.

Additional information regarding the Company, its products, and its mission can be found on its website: www.nextmeats.co.jp

Other Corporate Updates

In December of 2022 we dissolved NextMeats France, a French Entity. We do not believe there to be a great enough demand for our products in France and surrounding areas, although we do still intend to offer our products in areas of Europe in the future.

We have also paused efforts to pursue selling products in Hong Kong under our wholly owned subsidiary, Next Meats HK Co. Limited (“Next Meats HK”), a Hong Kong Company. We do not believe the current market would be conducive to our business objectives in this area at this point in time. However, we will reassess this decision in the future, although we cannot specifically identity when that may be. Next Meats HK Co. Limited remains a wholly owned subsidiary of the Company.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements for the period ending October 31, 2022. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not recorded enough revenue to cover its operating costs. Currently, management plans to fund some operating expenses with related party contributions to capital, or through the sale of equity, until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plans will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, who is also our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2022, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of Koichi Ishizuka, our chief executive officer and chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, inadequate segregation of duties consistent with control objectives and lack of well-established procedures to identify, approve and report related party transactions. These material weaknesses were identified by Koichi Ishizuka in connection with the above annual evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending October 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The proceeds from the sales of shares went to the Company to be used as working capital.

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

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: January 20, 2023

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: January 20, 2023