Form 10-Q
period 2023-01-31
Next Meats Holdings, Inc.
filed 2023-04-04
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2023

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

As of April 4, 2023, there were 502,562,280 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of April 4, 2023, there were no shares of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	CONDENSED CONSOLIDATED BALANCE SHEETS as of January 31, 2023 (unaudited) and aPRIL 30, 2022	F1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED January 31, 2023 AND JANUARY 31, 2022 (UnAUDITED)	F2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD APRIL 30, 2022 TO JANUARY 31, 2023 AND FOR THE PERIOD APRIL 30, 2021 TO JANUARY 31, 2022 (UNAUDITED)	F3
	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED January 31, 2023 and JANUARY 31, 2022 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS	F5-F7
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4
ITEM 4	CONTROLS AND PROCEDURES	5

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	6
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	6

SIGNATURES		7

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	January 31, 2023 (Unaudited)	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$62,222	$620,297
Accounts receivable	533,869	1,288,591
Accounts receivable - related party	193	-
Short term loans receivable	165,897	-
Advance payments and prepaid expenses	1,304,071	1,335,832
Inventories	449,034	598,044
TOTAL CURRENT ASSETS	2,515,286	3,842,764

Non-current assets
Equipment, net depreciation	$147,928	$168,241
Construction in progress	145,452	282,230
Land and improvements	1,063,447	1,093,028
Long term prepaid expenses	-	2,695
Deferred assets	-	739
Security deposits	145,728	151,403
Stock	-	187,500
TOTAL NON-CURRENT ASSETS	1,502,555	1,885,836

TOTAL ASSETS	$4,071,841	$5,728,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$644,846	$558,360
Short term loans	28,171	-
Short term loans, related party	27,219	-
Income tax payable	-	23,841
TOTAL CURRENT LIABILITIES	700,236	582,201
Noncurrent Liabilities
Loans	121,767	271,613
Other long term liabilities	1,740	-
TOTAL LIABILITIES	$823,743	$853,814

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of January 31, 2023 and April 30, 2022)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 502,562,280 and 502,255,600 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively)	502,562	502,256
Additional paid-in capital	5,893,324,262	5,893,031,815
Accumulated deficit	(5,889,278,932)	(5,887,460,258)
Accumulated other comprehensive income(loss)	(1,353,794)	(1,199,027)

TOTAL SHAREHOLDERS' EQUITY	$3,194,098	$4,874,786

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,017,841	$5,728,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F1-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022	Nine Months Ended January 31, 2023	Nine Months Ended January 31, 2022

REVENUES
Revenues	$221,567	$1,110,497	$1,092,882	$6,294,577
Cost of revenues	209,841	703,454	977,302	5,778,596
GROSS PROFIT (LOSS)	11,726	407,043	115,581	515,981

OPERATING EXPENSE
Depreciation	12,534	14,033	30,516	38,782
General and administrative expenses	315,174	1,605,771	2,048,038	3,981,041
Total operating expenses	327,708	1,619,804	2,078,554	4,019,823

Income (loss) from operations	(312,982)	(1,212,761)	(1,962,973)	(3,503,842)

Other income (expense)
Interest expense	(1,692)	(1,821)	(5,386)	(3,305)
Other expense	34,942	(4,950)	(88,129)	(6,999)
Other income	192,956	6,395	237,814	12,801
Total other income (expenses)	226,206	(376)	144,299	2,497

Net income (loss) before tax	(89,776)	(1,213,137)	(1,818,674)	(3,501,345)
Income tax expense	(341)	(3,288)	-	41,884
NET INCOME (LOSS)	$(89,435)	$(1,209,849)	$(1,818,674)	$(3,543,229)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$397,698	$(80,604)	$(154,767)	$(343,126)

TOTAL COMPREHENSIVE INCOME (LOSS)	$308,263	$(1,290,453)	$(1,973,441)	$(3,886,355)

Income per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	502,465,609	500,426,177	502,193,032	500,142,059
Diluted	-	-	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2022 to January 31, 2023

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2022	502,255,600	$502,256	$5,893,031,815	$(1,199,027)	$(5,887,460,258)	$4,874,786
Contributed capital	-	-	4,612	-	-	4,612
Net loss	-	-	-	-	(942,498)	(942,498)
Foreign currency translation	-	-	-	(182,451)	-	(182,451)
Balances, July 31, 2022	502,255,600	$502,256	$5,893,036,428	$(1,381,478)	$(5,888,402,756)	$3,754,449
Contributed capital	-	-	82,671	-	-	82,671
Net loss	-	-	-	-	(786,741)	(786,741)
Foreign currency translation	-	-	-	(370,014)	-	(370,014)
Balances, October 31, 2022	502,255,600	$502,256	5,893,119,099	$(1,751,492)	$(5,889,189,497)	$2,680,367
Common shares sold	306,680	306	205,164	-	-	205,470
Net loss	-	-	-	-	(89,435)	(89,435)
Foreign currency translation	-	-	-	397,698	-	397,698
Balances, January 31, 2023	502,562,280	$502,562	5,893,324,262	$(1,353,794)	$(5,889,278,932)	$3,194,098

Next Meats Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2021 to JANUARY 31, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Non-Controlling Interest	Additional Paid-in Capital	Subscription Payable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2021	500,000,000	$500,000	$52,374	$5,889,168,832	$-	$(70,061)	$(5,881,664,278)	$7,986,866
Expenses paid on behalf of the company and contributed to capital	-	-	-	203,685	-	-	-	203,685
Net loss	-	-	-	-	-	-	(1,164,323)	(1,164,323)
Foreign currency translation	-	-	-	-	-	(45,306)	-	(45,306)
Balances, July 31, 2021	500,000,000	$500,000	$52,374	$5,889,372,517	$-	$(115,367)	$(5,882,828,601)	$6,980,922
Non-controlling interest	-	-	70,422	-	-	-	-	70,422
Expenses paid on behalf of the company and contributed to capital	-	-	-	15,700	-	-	-	15,700
Deposit for shares subscription	-	-	-	-	1,747,188	-	-	1,747,188
Net loss	-	-	-	-	-	-	(1,165,034)	(1,165,034)
Foreign currency translation	-	-	-	-	-	(216,884)	-	(216,884)
Balances, October 31, 2021	500,000,000	$500,000	$122,796	5,889,388,217	$1,747,188	$(332,251)	$(5,883,993,636)	$7,432,314
Common shares sold	1,153,186	1,153	-	2,305,218	(1,747,188)	-	-	559,183
Expenses paid by subsidiary	-	-	-	(233,656)	-	-	-	(233,656)
Net loss	-	-	-	-	-	-	(1,209,849)	(1,209,849)
Foreign currency translation	-	-	-	-	-	(80,604)	-	(80,604)
Balances, January 31, 2022	501,153,186	$501,153	$122,796	5,891,459,779	$-	$(412,855)	$(5,885,203,484)	$6,467,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31, 2023	Nine Months Ended January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,818,674)	$(3,543,229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	30,516	38,782
Loss on the sale of fixed asset	371	-
Loss on the sale of stock	39,876	-
Changes in operating assets and liabilities:
Accounts receivable	754,722	(1,510,662)
Accounts receivable - related party	(192)	-
Short term loan receivable	(165,897)	-
Accrued expenses and other payables	86,486	516,518
Advance payments and prepaid expenses	34,456	(2,430,812)
Accounts payable - related party	-	2,358
Security deposits	5,676	(7,436)
Deferred assets	739	-
Income tax payable	(23,841)	(3,679)
Inventories	149,010	(167,127)
Net cash used in operating activities	(906,752)	(7,105,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(10,574)	(26,471)
Construction in progress	136,777	(145,715)
Land and improvements	29,581	(1,220,093)
Cash paid for stock	-	(349,595)
Cash received for the sale of stock	147,624	-
Net cash provided by (used in) investing activities	303,409	(1,741,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	87,283	(14,271)
Common shares sold	205,470	2,306,371
Loans	(92,715)	303,188
Stock issuance	-	70,422
Net cash provided by (used in) financing activities	200,038	2,665,711

Net effect of exchange rate changes on cash	$(154,767)	$(343,126)

Net Change in Cash and Cash Equivalents	(558,075)	(6,529,291)
Cash and cash equivalents - beginning of period	620,297	7,210,200
Cash and cash equivalents - end of period	$62,222	$680,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,692	$1,821
Income taxes paid	$23,841	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS	$-	$-

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

Concurrently, and after the Effective Time, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiaries, no assets and negligible liabilities. The assets and liabilities of Predecessor, if any, remain with Predecessor. The Company abandoned the business plan of its Predecessor and resumed its former business plan of a blank check company after completion of the Merger.

Full details pertaining to the Reorganization can be viewed in the Company’s Form 8-K filed on October 29, 2020.

On November 18, 2020 our former controlling shareholder, Flint Consulting Services, LLC sold 35,000,000 shares of common stock to Next Meats Co., Ltd. a Japan Company. Collectively, at the time of sale, the majority shareholders of Next Meats Co., Ltd. were Ryo Shirai, Hideyuki Sasaki, and Koichi Ishizuka. The Purchase Price was paid with personal funds of the majority shareholders of Next Meats Co., Ltd. (referred to herein as “NMCO”).

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

On January 8, 2021, our now former majority shareholder, Next Meats Co., Ltd., a Japan Company, along with our Board of Directors, comprised of Mr. Koichi Ishizuka, Mr. Ryo Shirai, and Mr. Hideyuki Sasaki, took action to ratify, affirm, and approve a name change of the Company from Turnkey Solutions, Inc., to Next Meats Holdings, Inc. The Company filed a Certificate of Amendment with the Nevada Secretary of State (“NVSOS”) to enact the name change with an effective date of January 19, 2021. This was previously disclosed in the Form 8-K we filed on January 25, 2021.

Also on January 8, 2021, our now former majority shareholder, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve a change of the Company’s ticker symbol from TKSI to NXMH.

Pursuant to the above, the Company carried out a FINRA corporate action. As a result of the aforementioned actions the Company’s CUSIP number was changed from 90043H102 to 65345L 100. The change in CUSIP, name change, and symbol change were posted on the FINRA daily list on January 25, 2021 with a market effective date of January 26, 2021.

On January 28, 2021, our majority shareholder at the time, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued for services rendered to the Company. Following this issuance we had 500,000,000 shares of common stock issued and outstanding. On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd.

Next Meats Co., Ltd. is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes. The product offerings from Next Meats Co., Ltd. are currently sold to various food distributors, supermarkets, and restaurant groups.

Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The (now former) shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

Pursuant to the agreement, at the effective time of the agreement, NXMH acquired NMCO as a wholly owned subsidiary and commensurate with this action, there was a conversion of the NXMH Percentile Share Interest in exchange for the Company’s 100% percentile share interest in NMCO. Immediately prior to the Effective Time, each NMCO shareholder canceled and exchanged their percentile share interest in NMCO for an equivalent percentile share interest in NXMH pursuant to each NMCO shareholder’s pro rata percentage.

On or about September 17, 2021, we incorporated NextMeats France, a French entity. It was later dissolved in December of 2022 as detailed later on below.

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

These financial statements consolidate those of NXMH, NMCO, NXMH USA, Next Meats HK, NextMeats France and Next Meats Singapore.

On December 28, 2021 we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State, resulting in an increase to our authorized shares of Common Stock from 500,000,000 to 1,000,000,000.

On December 28, 2021, Ryo Shirai resigned as our Chief Executive Officer and was appointed Chairman of the Board of Directors. Ryo Shirai was formerly a Director prior to being elevated to Director and also Chairman of the Board.

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

-F5-

On July 12, 2022, Mr. Ryo Shirai resigned as the Company’s Chairman of the Board of Directors and as a Director. Mr. Shirai's resignations were a result of personal health issues. The resignations of Mr. Ryo Shirai were not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. The Company’s Board of Directors is now only comprised of two members.

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

On November 22, 2022, Hideyuki Sasaki sold 112,863,282 shares of restricted Common Stock of the Issuer to White Knight Co., Ltd., a Japanese Company owned and controlled by Koichi Ishizuka, at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $112,863. Hideyuki Sasaki is currently the Chief Operating Officer, and a Director of the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at January 31, 2023 and April 30, 2022 were $62,222 and $620,297, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at January 31, 2023 and April 30, 2022.

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

The Company does not have any potentially dilutive instruments as of January 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2023.

The Company’s stock-based compensation for the periods ended January 31, 2023 and January 31, 2022 was $0 for both periods.

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

-F6-

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2023, the Company has incurred a net loss of approximately $8,699,058 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,823,802 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2022, we have completed three taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2023.

Note 6 - Stock

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation (“Catapult”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), related party White Knight Co., Ltd., (“WKC”), and the Company, pursuant to which, on July 23, 2021, (“Closing Date”), for the purchase price of $375,000, CRS sold 10,000 shares of Catapult’s Series Z Preferred Stock, representing, at the time, approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to the Company. WKC paid consideration of $187,500 and related party, Next Meats Co., Ltd, paid the remaining $187,500 on behalf of the Company. The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult, with WKC and the Company becoming Catapult’s largest controlling stockholders, having approximately 80.20% combined voting control over Catapult.

Pursuant to the Agreement, on July 23, 2021, the former Directors of Catapult resigned from their positions and, on that same date, our CFO and Director, Mr. Koichi Ishizuka, was appointed as Catapult’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

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

Note 7 - Accrued Expenses

Accrued expenses and other payables totaled $644,846 and $558,360 as of January 31, 2023 and April 30, 2022, respectively, and consisted primarily of accrued professional fees, non-trade accounts payable to NMCO and consumption tax receipts held by NMCO.

Note 8 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of January 31, 2023 and April 30, 2022.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 502,255,600 shares of common stock issued and outstanding as of January 31, 2023 and April 30, 2022.

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

Note 9 - Related-Party Transactions

Accounts receivable

During the period ended January 31, 2023, our subsidiary, Next Meats Japan Co., Ltd, paid expenses, totaling approximately $180, on behalf of WB Burgers Japan Co., Ltd which is controlled by our CEO Koichi Ishizuka.

During the period ended January 31, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, paid expenses, totaling approximately $13) on behalf of a shareholder of the Company.

The Company expects repayment of the above accounts receivable in the fourth fiscal quarter.

Short term loans

During the period ended January 31, 2023, our subsidiary, Next Meats Japan Co., Ltd., was loaned approximately $24,527 from officers of the company. These loans are unsecured, noninterest-bearing, and payable upon demand.

During the period ended January 31, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd., was loaned approximately $2,693 from a director of the company. This loan is unsecured, noninterest-bearing, and payable upon demand.

Office Space

We utilize the office space and equipment of our management at no cost.

Note 10 - Subsequent Events

None.

-F7-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words, “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

We share the same business plan as that of our subsidiaries and we also act as a holding company for our subsidiaries. Through Next Meats Co., Ltd., Next Meats USA, Inc., Next Meats HK Co. Limited, Next Meats (S) Pte. Ltd., we develop and sell alternative meat products, with ingredients derived from predominantly, plant based materials.

At present, our principal focus is on the creation of plant-based food products to replace traditional animal products, while retaining the taste and texture of the original.

Assets

As of January 31, 2023, we had cash and cash equivalents of $62,222. As of April 30, 2022, we had cash and cash equivalents of $620,297. We believe that our cash and cash equivalents are less as of January 31, 2023, when compared to April 30, 2022, because our revenues have decreased since April 30, 2022, resulting in less available cash on hand. We believe this primarily results from our decision to no longer wholesale rice, coupled with what we believe to be a global downtrend in consumer spending. Information regarding our revenue is detailed below in the section titled, “Revenue”.

Our total current assets were $2,515,286 as of January 31, 2023, and $3,842,764 as of April 30, 2022. As of January 31, 2023 we had $165,897 in short terms loans receivable, compared to none as of April 30, 2022. As of January 31, 2023, we had $1,304,071 in advance payments and prepaid expenses, compared to $1,335,832 as of April 30, 2022. In addition to a decrease in available cash and cash equivalents, we believe a decrease in advance payments was a primary contributor to our lesser current assets as of January 31, 2023 when compared to April 30, 2022.

Our non-current assets were $1,502,555 as of January 31, 2023 and $1,885,836 as of April 30, 2022. As of January 31, 2023, we had fewer non-current assets, when compared to April 30, 2022, which we attribute to various factors which include, but are not limited to, lesser net depreciation, construction in progress, land and improvements, no deferred assets, lesser security deposits, and no stock (invested securities) held.

Our cash balance is likely not sufficient to fund our limited levels of operations for any substantive period of time. In order to implement our plan of operations for the next twelve-month period, we will likely require further funding. We may need to rely on the sale of our common stock or other means to raise capital, should our cash balance be insufficient to further our business agenda. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing. If we need additional cash and cannot raise it, we will either have to scale back or suspend operations until we do raise the cash we need, or we may need to materially alter our business objectives.

Revenue

For the three-month period ended January 31, 2023 we realized revenues of $221,567, cost of revenues of $209,841 and gross profits of $11,726. For the three-month period ended January 31, 2022 we realized revenues of $1,110,497, cost of revenues of $703,454 and gross profits of $407,043. For the three-month period ended January 31, 2023, when compared to the three-month period ended January 31, 2022, we realized significantly less revenue, cost of revenue, and gross profits over the same period, which we attribute primarily to our decision to stop selling wholesale rice, and what we believe to be a global economic downtrend, but we also believe our gross profit was significantly decreased because we sold our products at decreased prices for the three months ended January 31, 2023.

For the nine-month period ended January 31, 2023 we also realized a dramatic decrease in revenue over the same period for the year prior. For the nine-month period ended January 31, 2023 we realized revenues of $1,092,882, cost of revenues of $977,302 and a gross profit of $115,581. For the nine-month period ended January 31, 2022 we realized revenues of $6,294,577, cost of revenues of $5,778,596 and a gross profit of $515,981.

Globally speaking, many markets, industries, and nations have been affected by rising costs, inflation, and a decreased demand for products. We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, our decision to no longer wholesale rice, and the decreased price at which we have offered our products, resulting in less revenue for the three and nine months ended January 31, 2023.

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

At this time, we also no longer offer “Next Milk” which we believed would gain popularity in the near term. Various components of the products we offered, or seek to continue to offer, are either not available, or available at price points that are not as attractive. As a result, at this time, it is difficult for us to produce cost effective products that we believe would rival the cost of generic food products, and thus bolster our revenues. We believe many consumers are purchasing more cost-effective options. Because of this, we are exploring means to lessen the cost of our product lineup while maintaining what we believe to be the same quality products, but we cannot forecast with any level of certainty if such efforts will be successful. Much of these endeavors rely on our ability to source ingredients at a lesser cost, which, at this time, is a challenge.

If we need additional cash and cannot raise it, we will either have to scale back or suspend operations until we do raise the cash we need, or we may need to materially alter our business objectives. Given our revenue is not sufficient to cover our operating expenses we have and expect to continue to rely on funding from the sales of our common stock, and or related party contributions by our officers and directors. Our officers and directors however, have no obligations time to loan or provide the company with capital infusions.

Expenses

For the three-month period ended January 31, 2023 we incurred total operating expenses of $327,708, which was comprised of $12,534 in depreciation and $315,174 in general and administrative expenses. For the three-month period ended January 31, 2022 we incurred total operating expenses of $1,619,804, which was comprised of $14,033 in depreciation and $1,605,771 in general and administrative expenses. As a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the three months ended January 31, 2023 have decreased compared to our total operating expenses for the three months ended January 31, 2022.

For the nine-month period ended January 31, 2023 we incurred total operating expenses of $2,078,554, which was comprised of $30,516 in depreciation and $2,048,038 in general and administrative expenses. For the nine-month period ended January 31, 2022 we incurred total operating expenses of $4,019,823, which was comprised of $38,782 in depreciation and $3,981,041 in general and administrative expenses. We also believe that as a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the nine months January 31, 2023 have decreased compared to our total operating expenses for the nine months ended January 31, 2022. In large part, we believe our general and administrative expenses have decreased by such a significant margin because Next Meats Co., Ltd. decreased its staff from approximately 94 employees to 13 employees. The decision to decrease staff is in part due to a general decline in the level of our operations.

Going forward, we believe we may be able to improve our financial condition if we can also consolidate the number of our suppliers. At this time we have various suppliers who create the products we offer for resale.

We intend for Mama Foods Co., Ltd. (“Mama Foods”) to handle increased levels of production going forward. For the nine months ended January 31, 2023 Mama Foods was responsible for manufacturing approximately 28.83% of our inventory.

Mama Foods is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. It is also manufacturer of various food products for third parties.

In 2021, White Knight Co., Ltd., a Japan entity controlled exclusively by Koichi Ishizuka, acquired 100% of Mama Foods Co., Ltd. from its prior controller.

The sole shareholder of Mama Foods is currently White Knight Co., Ltd. Koichi Ishizuka, is Chief Executive Officer, Chief Financial Officer, and Director of Mama Foods Co., Ltd.

Net Loss

For the three months ended January 31, 2023, we incurred a net loss of $89,435, whereas for the three-month period ended January 31, 2022 we incurred a net loss of $1,209,849. For the nine months ended January 31, 2023 we incurred a net loss of $1,818,674, whereas for the nine months ended January 31, 2022, we incurred a net loss of $3,543,229. For both of the aforementioned periods, the variance in net loss is a result of our decreased business activity.

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

Additionally, we intend to focus on increasing our business operations in the European and US markets through various methods which, as of this time, have not been fully determined.

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

Beginning March of 2023, Costco Wholesale Japan, Ltd. will stock and sell our newest Non-GMO soybean protein based alternative meat product, "Next Short Rib 2.1 (Marinated Japanese BBQ)", also called Next Kalbi 2.1, at Costco Wholesale locations in Japan. We believe that potential profits from this arrangement will will have a positive impact on our financial condition moving forward. However, at this time we cannot forecast with any level of specificity the financial impact this may have on our business going forward. We are only compensated by Costco Wholesale Japan, Ltd. on a case by case basis as they issue us purchase orders and we supply them with the products they have ordered. Costco Wholesale Japan, Ltd. can decide at any time to no longer purchase our products.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements for the period ending January 31, 2023. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

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

As of January 31, 2023, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of Koichi Ishizuka, our chief executive officer and chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending January 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: April 4, 2023

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: April 4, 2023