Form 10-Q/A
period 2023-01-31
Next Meats Holdings, Inc.
filed 2023-04-04
CIK 1811530

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

Explanatory Note: This Amendment No. 1 to Form 10-Q revises two clerical errors that were previously present in the Form 10-Q filed April 4, 2023. Herein, two revisions have been made to the table, “CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS”. In the column for the Nine Months Ended January 31, 2022, the value for “Net cash used in operating activities” was revised and brackets were added to the value for “Additional Accounts payable – related party”.

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

-F3-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31, 2023	Nine Months Ended January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,818,674)	$(3,543,229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	30,516	38,782
Loss on the sale of fixed asset	371	-
Loss on the sale of stock	39,876	-
Changes in operating assets and liabilities:
Accounts receivable	754,722	(1,510,662)
Accounts receivable - related party	(192)	-
Short term loan receivable	(165,897)	-
Accrued expenses and other payables	86,486	516,518
Advance payments and prepaid expenses	34,456	(2,430,812)
Accounts payable - related party	-	(2,358)
Security deposits	5,676	(7,436)
Deferred assets	739	-
Income tax payable	(23,841)	(3,679)
Inventories	149,010	(167,127)
Net cash used in operating activities	(906,752)	(7,110,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(10,574)	(26,471)
Construction in progress	136,777	(145,715)
Land and improvements	29,581	(1,220,093)
Cash paid for stock	-	(349,595)
Cash received for the sale of stock	147,624	-
Net cash provided by (used in) investing activities	303,409	(1,741,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	87,283	(14,271)
Common shares sold	205,470	2,306,371
Loans	(92,715)	303,188
Stock issuance	-	70,422
Net cash provided by (used in) financing activities	200,038	2,665,711

Net effect of exchange rate changes on cash	$(154,767)	$(343,126)

Net Change in Cash and Cash Equivalents	(558,075)	(6,529,291)
Cash and cash equivalents - beginning of period	620,297	7,210,200
Cash and cash equivalents - end of period	$62,222	$680,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,692	$1,821
Income taxes paid	$23,841	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS	$-	$-

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