Form 10-K
period 2023-04-30
Next Meats Holdings, Inc.
filed 2023-09-28
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED April 30, 2023

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

Company Phone Number: 81-90-6002-4978

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

[  ] Yes  [X] No

As of October 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $4,460,762 based on the closing price per share (or $0.75), of the registrant’s common stock as reported by OTC Markets Group Inc.

The public float has been determined by multiplying the total non-restricted common shares, issued and outstanding held by non-affiliates as of October 31, 2022, by the market price of the issuer's common stock at the close of the October 31, 2022 business day.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

502,873,382 shares of common stock, $0.001 par value, issued and outstanding as of September 28, 2023

0 shares of preferred stock, $0.001 par value, issued and outstanding as of September 28, 2023.

NEXT MEATS HOLDINGS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended April 30, 2023 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

The above sales of shares were conducted for investment purposes and were recorded by the Company’s transfer agent on December 16, 2022.

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

On or about June 26, 2023, the company consummated an agreement for the sale of 311,102 shares of restricted Common Stock to Ultimate One LLC, a Japanese Company, at a price of $0.37 per share of Common Stock. The transaction was completed, and recorded by the Company’s transfer agent, on June 30, 2023. The total subscription amount paid by Ultimate One LLC was approximately $115,108. Ultimate One LLC is not a related party to the Company.

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

The Company’s Board of Directors is now only comprised of two members.

Non-Reliance On Previously Issued Financial Statements Or A Related Audit Report Or Completed Interim Review

On January 28, 2021, our majority shareholder at the time, Next Meats Co., Ltd., (“the Company”) along with our Board of Directors, took action to ratify, affirm, and approve the issuance of 452,352,298 shares of the Company's restricted common stock to Next Meats Co., Ltd. The shares were originally accounted for based on the fair market value closing price per share of common stock based on the open market at the time.  However, the Company has determined that the subject valuation analysis was not credible resulting in the subject value conclusion to not be meaningful given the issuance should have been accounted for as a common control transaction. As such, it is the Company’s belief that the open market value of its common shares did not, at that time, reflect the true value of the shares.

The share valuation has been adjusted and is, in the Company’s belief, now corrected and accounted for as a common control transaction, with our now wholly owned subsidiary, at a valuation of $0. The $452,352 increase in the resulting par value of common shares on the Company's balance sheet has been offset by a corresponding decrease in additional paid in capital in the equity portion of the Company's balance sheet.

The Company currently estimates that the adjustments will have the effect of decreasing the net loss by approximately $5.8 billion as a result of a non-cash expense, and decreasing additional paid-in capital by the same amount, starting at the three months ended January 31, 2021. The adjustments are expected to impact the Company’s consolidated financial statements for subsequent reporting periods through year-end April 30, 2023. The adjustments are not expected to impact on the Company’s liquidity or capital resources or compliance with any material agreements.

Given the above issuance has now been reclassified as a common control transaction, the Company intends to file amendments to the following reports to rectify the historical error regarding the aforementioned valuation of shares: the Form 10-Q for the period ended January 31, 2021, the Form 10-K for the year ended April 30, 2021, the Form 10-Q for the period ended July 31, 2021, the Form 10-Q for the period ended October 31, 2021, the Form 10-Q for the period ended January 31, 2022, the Form 10-K for the year ended April 30, 2022, the Form 10-Q for the period ended July 31, 2022, the Form 10-Q for the period ended October 31, 2022, and the Form 10-Q for the period ended January 31, 2023.

This Form 10-K for the year ended April 30, 2023, includes the above share issuance adjusted and reclassified as described above.

Our Subsidiaries

Currently, we have four subsidiaries. Each of our subsidiaries furthers our business agenda by acting as regional hubs through which we may operate in various strategically chosen geographic locations.

On December 16, 2021, we acquired Next Meats Co., Ltd., a Japan Company.

On or about February 7, 2022, we incorporated Next Meats USA, Inc., a California Company.

On or about February 8, 2022, we incorporated Next Meats HK Co. Limited, a Hong Kong Company.

On or about March 2, 2022, we incorporated Next Meats (S) Pte. Ltd., a Singapore Company.

Business Information

We share the same business plan as that of our subsidiaries and we also act as a holding company for our subsidiaries. Through Next Meats Co., Ltd., Next Meats USA, Inc., Next Meats HK Co. Limited, and Next Meats (S) Pte. Ltd., we develop and sell alternative meat products, with ingredients derived from predominantly, plant based materials. For the purposes of the foregoing business plan, all references to “Next Meats”, Next Meats Co., Ltd.”,“Next Meats USA”, “Next Meats HK”, “Next Meats (S) Pte. Ltd.”, or “the Company”, refer collectively to Next Meats Holdings, Inc., and its subsidiaries, unless otherwise noted.

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

A list of the majority of our currently available products can be viewed at: https://www.nextmeats.global/product

The vegetable protein for the Next Yakiniku is formed in a twin-screw extruder, then dried, boiled, fried, and seasoned. Finally, it is heat sterilized and frozen. The Next Burger and Next Gyudon also use processed soy that comes out the extruder but they are cooked differently afterwards.

The main ingredient for our products is predominantly soybeans. Different varieties of soybeans and production areas are used for different products to give them varying textures and colors. The products are all sold frozen with the exception of the canned Next Gyudon, and they are all classified as “processed soy products”. In some stores, depending on the results of the bacteria count test, the product can be sold in the chilled zone in the fridge (5℃).

Other than the main ingredient, soybeans, the other part of the product is the seasoning, such as yakiniku sauce, beef bowl sauce, and herb seasoning.

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

Future Products

Development of new products is ongoing, and in some instances may not be to the point where we can publicly announce our plans. However, we can state that as of the date of this report we are in active development of Next Beef and Next Rice, although we cannot state with any level of specificity when development of these future products will conclude. We continually strive to create and sell new products, and we anticipate our product line will continue to expand and diversify in fiscal year 2024 and the years to follow as our business expands and grows.

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

We have been, or will be, distributing our products in various countries through the efforts of our subsidiaries. Namely, Next Meats USA, Inc., Next Meats HK Co. Limited, and Next Meats (S) Pte. Ltd. will continue to spearhead distribution of our products in the United States, China, and Singapore respectively. These strategically incorporated subsidiaries will also allow us to create regional hubs in these countries, through which, in the future, we may launch further expansion efforts into surrounding countries.

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

Marketing Strategy

At present, our marketing plan is comprised of daily posts and releases through various social networking platforms, SNS messaging, and we have also appeared at events throughout Japan, distributed press releases, and attempted to have our company featured on various news media. Whenever we release a new product, we also release an official press release and/or we hold a press conference in Japan. We have also created a television commercial, which can be viewed on our website. The commercial was originally created in Japanese, and has only aired on television in Japan thus far, but has also been translated into English and Chinese. It was, and is, our belief that creating and running a television commercial would help to differentiate us from many other startups who do not reach out to the general public through this medium. We have also held various tasting events to allow potential customers to sample our various products and spread awareness of our brand name. As our operations progress, our marketing initiatives will remain ongoing and we will continually seek to identify and explore new methods of increasing consumers’ awareness of our products.

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

On April 10, 2023, Next Meats Co., Ltd. and Van Gelder, a Netherlands Company, signed an exclusive distribution contract which enables them to start importing Next Meats products from Japan, and selling in European markets starting from April 2023, with Bidfood and Van der Valk Hotel as the first customers. The primary product of relevance to this agreement is the “Next Short Rib 2.0" also called “Next Kalbi”.

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

During fiscal year 2024, we intend to begin the process of listing on the NASDAQ if our financial situation is conducive to such an effort. Further, we intend to increase our mass media exposure and have tentative plans to begin placing OOH (Out of Home) advertisements in strategic locations throughout Japan. In fiscal year 2024 and beyond we tentatively intend to increase our overseas media and event exposure, with a particular focus on offering Next Kalbi 2.0 in the United States and the Netherlands.

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

Our Facilities

At present, Next Meats Co., Ltd. rents a Tokyo office from an unrelated third party at a price of 426,662 JPY per month.

In May of 2023, we closed our Niigata research lab.

As a result, we moved our research and development, which was previously conducted at the Niigata research lab, to a new facility in Iwate, Japan. This location is not rented, owned, or leased by Next Meats Holdings, Inc. or any of its subsidiaries. It should be noted that the research lab in Iwate is being provided rent free to the company by Mama Foods Co., Ltd., which is owned and controlled by Koichi Ishizuka, our Chief Executive Officer, through White Knight Co., Ltd., which is also controlled by Mr. Ishizuka.

We had previously developed plans to construct our own NEXT factory dedicated to alternative protein/product development. It was to include sustainable technologies and DX Systems (HVAC air conditioning unit). However, we have determined to put such plans on indefinite hiatus given management’s belief that such an endeavor would result in a large capital expenditure. Management believes it can fulfill its current and anticipated future levels of production with current manufacturers.

Employees

At present, Next Meats Holdings, Inc. has two employees, solely comprised of our officers and Directors. Next Meats Co., Ltd. has seven employees, five of which are full time employees and two are part time employees. Non executive employees of Next Meats Co., Ltd. who are full time employees receive, in addition to their salaries, social insurance in Japan. Social insurance is comprised of Pension, Health, Unemployment and Worker's Accident Compensation.  The remainder of our subsidiaries do not have employees, with the exception of their officers and directors, and such executive members do not receive any benefits at this time.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We rent office space in Tokyo, Japan from an unrelated third party. Our Tokyo offices are rented at a rate of 426,662 JPY per month (approximately $3,118).

Previously, we conducted research and development out of a lab in Nagaoka, Niigata Prefecture, Japan. We no longer rent this space or conduct operations at this facility. We now conduct research and development at a location provided to us rent free by Mama Foods Co., Ltd., a Japanese Company. Our new location for research and development is in Hanamaki City, Iwate Prefecture, Japan.

Mama Foods Co., Ltd. is owned and controlled by White Knight Co., Ltd. White Knight Co., Ltd. is controlled by our Chief Executive Officer, Koichi Ishizuka.

Our subsidiaries may also rent office space on a need be basis to hold inventory, and perform daily operative tasks.

Item 3. Legal Proceedings.

In May, 2023, a shareholder of Next Meats Holdings, Inc. (“the Company”) brought an action against Koichi Ishizuka and White Knight Co., Ltd., in the Southern District of New York for recovery of alleged short swing profits earned under Section 16(b) of the Securities Exchange Act of 1934. Koichi Ishizuka and White Knight Co., Ltd. are vigorously defending this matter. Although recovery was sought only from Koichi Ishizuka and White Knight Co., Ltd., the Company was also named as a nominal defendant. The plaintiff seeks no relief against the Company. Next Meats Holdings, Inc. has no direct exposure in connection with the lawsuit and this action should not be considered material to the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “NXMH”. Following the filing of this Annual Report we believe we will be current with our SEC Reporting obligations. Prior to the filing of this report, due to our delinquent SEC Reporting status, we were demoted by the OTC Markets to the "Expert Market" tier.

Quotations in Expert Market securities are restricted from public viewing.

We anticipate that we will resume trading on the Pink Open® Market now that we are current in our SEC reporting obligations once again, given the filing of this Annual Report.

There is currently a limited trading market in the Company’s shares of common stock.

Set forth in the below table are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The below values are approximate.

Quarter Ended	High Bid	Low Bid
April 30, 2023	$0.85	$0.07
January 31, 2023	$0.99	$0.21
October 31, 2022	$1.30	$0.75
July 31, 2022	$1.25	$0.31
April 30, 2022	$1.85	$0.76
January 31, 2022	$3.57	$0.87
October 31, 2021	$6.00	$2.00
July 31, 2021	$8.47	$2.30

Holders

As of September 28, 2023, the Company has 502,873,382 shares of common stock, $0.001 par value, issued and outstanding and no shares of preferred stock issued and outstanding.

As of September 28, 2023, we have approximately 87 shareholders of record of our common stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

On or about June 26, 2023, the company consummated an agreement for the sale of 311,102 shares of restricted Common Stock to Ultimate One LLC, a Japanese Company, at a price of $0.37 per share of Common Stock. The transaction was completed, and recorded by the Company’s transfer agent, on June 30, 2023. The total subscription amount paid by Ultimate One LLC was approximately $115,108. Ultimate One LLC is not a related party to the Company.

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

Business

We share the same business plan as that of our subsidiaries and we also act as a holding company for our subsidiaries. Through Next Meats Co., Ltd., Next Meats USA, Inc., Next Meats HK Co. Limited, and Next Meats (S) Pte. Ltd., we develop and sell alternative meat products, with ingredients derived from predominantly, plant based materials.

Liquidity and Capital Resources

As of April 30, 2023 and 2022, we had cash and cash equivalents in the amount of $292,454 and $620,297, respectively. The Company believes that the variance between periods is the result of decreased revenue during the fiscal year ended April 30, 2023, which resulted in decreased gross profit, and therefore a decreased amount of cash and cash equivalents.

Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any extended period of time. We have primarily relied upon fundraising activities from the sale of our common stock in order to fund our business activities, and we intend to continue to relay upon sales of stock to fund operations in the future.

We also intend to use future revenues to fund our operating activities. However, if our revenue does not increase as we expect, then we may be forced to conduct future fundraising activities, which may include, but are not limited to, the sale of our common stock, or capital contribution from our officers and directors.

If we need additional cash and cannot raise it, we will have to adjust our operating strategy accordingly.

As of April 30, 2023, and 2022, we had total assets of $1,224,683 and $5,728,600, respectively. We attribute the decrease in total assets primarily to a decrease in accounts receivable, a decrease in advance payments and prepaid expenses, a decrease in land and improvements, and a decrease in inventory. Overall, our activities and gross profit have decreased during the fiscal year ended April 30, 2023, compared to the year prior.

As of April 30, 2023, and 2022, we had total liabilities of $1,178,219 and $853,814, respectively. We attribute the increase in total liabilities, to larger loans and advance receipts during the fiscal year ended April 30, 2023, when compared to the year prior.

Revenues

For the fiscal years ended April 30, 2023 and 2022, we generated revenue in the amount of $1,398,133 and $6,950,236, respectively. For the fiscal years ended April 30, 2023 and 2022, our cost of revenues were $1,326,938 and $5,707,788, respectively. For the fiscal years ended April 30, 2023 and 2022, our gross profit was $71,195 and $1,242,448, respectively. The decrease in gross profit came about as a result of decreased operations and profitability during the fiscal year ended April 30, 2023.

We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. As described in more detail under "Going Concern", we also no longer offer various products which bolstered our balance sheet for the year prior.

In order to remediate our decreased revenue, profitability, and activity for the fiscal year ended April 30, 2023, we seek to reach a broader global audience for our products, which we believe may result in increased customers and therefore revenue. There is no guarantee that we will be successful in this endeavor. We also seek to continue to develop new products, in an effort to appeal to a wider array of customers.

Net Loss

We recorded a net income/loss of $(4,873,010) and $(5,795,980) for the years ended April 30, 2023 and 2022, respectively. The decreased net loss for the year ended April 30, 2023, was the result of a decrease in total operating expenses compared to the year prior.

Cash flows

For the years ended April 30, 2023 and 2022, we had cash flows from operating activities in the amount of $(1,659,270) and $(8,452,904), respectively. The variance in cash flows is primarily attributable to decreased operations for the fiscal year ended April 30, 2023.

For the years ended April 30, 2023 and 2022, we had cash flows from investing activities in the amount of $1,212,042 and $(1,092,511), respectively. The variance in cash flows is attributable to the disposal of land and improvements for the fiscal year ended April 30, 2023.

For the years ended April 30, 2023 and 2022, we had net cash provided by financing activities in the amount of $447,202 and $4,084,478, respectively. The variance in cash flows is attributable to a much larger number of shares sold during the fiscal year ended April 30, 2022, as compared to the fiscal year ended April 30, 2023.

Going Concern

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not recorded enough revenue to cover its operating costs and gross revenue for the year ended April 30, 2023 decreased by $5,551,102 or 79.87% as compared to the year ended April 30, 2023. Management attributes this drop in revenue to global economic challenges, a restructuring of the Company’s large-scale sales department, changes in product offerings, and discontinued operations in two subsidiaries.

We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, our decision to no longer wholesale rice, and the decreased price at which we have offered our products, resulting in less revenue for the year ended April 30, 2023.

Previously, we also had a wider selection of food options and other facets of our business which we believe drove revenues. Specifically, from time to time we would engage in the wholesale sale of rice, however we no longer engage in the wholesale sale of rice because our previous sole supplier is no longer in business. We believe that due to the current downtrend in the global economy, such efforts should not recommence, if at all, until the global economy recovers to pre-pandemic levels.

At this time, we also no longer offer “Next Milk” which we believed would gain popularity in the near term. Various components of the products we offered, or seek to continue to offer, are either not available, or available at price points that are not as attractive. As a result, at this time, it is difficult for us to produce cost effective products that we believe would rival the cost of generic food products, and thus bolster our revenues. We believe many consumers are purchasing more cost-effective options. Because of this, we are exploring means to lessen the cost of our product lineup while maintaining what we believe to be the same quality products, but we cannot forecast with any level of certainty if such efforts will be successful. Many of these endeavors rely on our ability to source ingredients at a lower cost, which, at this time, is a challenge.

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

We expect our other wholly owned subsidiaries, Next Meats USA and Next Meats Japan Co. Ltd, to improve their operating income in the next fiscal year. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Non-Reliance On Previously Issued Financial Statements Or A Related Audit Report Or Completed Interim Review

On January 28, 2021, our majority shareholder at the time, Next Meats Co., Ltd., (“the Company”) along with our Board of Directors, took action to ratify, affirm, and approve the issuance of 452,352,298 shares of the Company's restricted common stock to Next Meats Co., Ltd. The shares were originally accounted for based on the fair market value closing price per share of common stock based on the open market at the time.  However, the Company has determined that the subject valuation analysis was not credible resulting in the subject value conclusion to not be meaningful given the issuance should have been accounted for as a common control transaction. As such, it is the Company’s belief that the open market value of its common shares did not, at that time, reflect the true value of the shares.

The share valuation has been adjusted and is, in the Company’s belief, now corrected and accounted for as a common control transaction, with our now wholly owned subsidiary, at a valuation of $0. The $452,352 increase in the resulting par value of common shares on the Company's balance sheet has been offset by a corresponding decrease in additional paid in capital in the equity portion of the Company's balance sheet.

The Company currently estimates that the adjustments will have the effect of decreasing the net loss by approximately $5.8 billion as a result of a non-cash expense, and decreasing additional paid-in capital by the same amount, starting at the three months ended January 31, 2021. The adjustments are expected to impact the Company’s consolidated financial statements for subsequent reporting periods through year-end April 30, 2023. The adjustments are not expected to impact on the Company’s liquidity or capital resources or compliance with any material agreements.

Given the above issuance has now been reclassified as a common control transaction, the Company intends to file amendments to the following reports to rectify the historical error regarding the aforementioned valuation of shares: the Form 10-Q for the period ended January 31, 2021, the Form 10-K for the year ended April 30, 2021, the Form 10-Q for the period ended July 31, 2021, the Form 10-Q for the period ended October 31, 2021, the Form 10-Q for the period ended January 31, 2022, the Form 10-K for the year ended April 30, 2022, the Form 10-Q for the period ended July 31, 2022, the Form 10-Q for the period ended October 31, 2022, and the Form 10-Q for the period ended January 31, 2023.

This Form 10-K for the year ended April 30, 2023, includes the above share issuance adjusted and reclassified as described above.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Next Meats Holdings, Inc. as of April 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

September 28, 2023

- F2 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(AUDITED)

	April 30, 2023	April 30, 2022
ASSETS
Current Assets
Cash and cash equivalents	$292,454	$620,297
Accounts receivable	339,463	1,288,591
Accounts receivable - related party	839	-
Accounts receivable - related party from discontinued operations	13	-
Advance payments and prepaid expenses	194,987	1,335,832
Inventories	134,646	598,044
TOTAL CURRENT ASSETS	962,402	3,842,764

Non-current assets
Equipment, net depreciation	$120,531	$168,241
Construction in progress	-	282,230
Land and improvements	-	1,093,028
Long term prepaid expenses	-	2,695
Deferred assets	-	739
Security deposits	141,750	151,403
Stock	-	187,500
TOTAL NON-CURRENT ASSETS	262,281	1,885,836

TOTAL ASSETS	$1,224,683	$5,728,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$343,742	$558,360
Due to related party	9,815	-
Advance receipts	416,075	-
Short term loans	23,494	-
Short term loans - related party	23,857	-
Income tax payable	-	23,841
TOTAL CURRENT LIABILITIES	816,983	582,201
Noncurrent Liabilities
Loans	$231,894	271,613
Loans - related party	127,588	-
Other long term liabilities	1,752	-
TOTAL LIABILITIES	$1,178,219	$853,814

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of April 30, 2023 and April 30, 2022)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 502,562,280 and 502,255,600 shares issued and outstanding as of April 30, 2023 and April 30, 2022, respectively)	502,562	502,256
Additional paid-in capital	12,747,075	12,451,941
Accumulated deficit	(11,712,412)	(6,880,384)
Accumulated other comprehensive income(loss)	(1,492,940)	(1,199,027)
Accumulated other comprehensive income(loss) from discontinued operations	2,178	-

TOTAL SHAREHOLDERS' EQUITY	$46,464	$4,874,786

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,224,683	$5,728,600

The accompanying notes are an integral part of these audited consolidated financial statements.

- F3 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AUDITED)

	Year Ended April 30, 2023		Year Ended April 30, 2022

REVENUES
Revenues	$1,398,133		$6,950,236
Cost of revenues	1,326,938		5,707,788
GROSS PROFIT (LOSS)	71,195		1,242,448

OPERATING EXPENSE
Depreciation	38,947		54,023
General and administrative expenses	2,793,603		6,592,946
Total operating expenses	2,832,550		6,646,946

Income (loss) from operations	(2,761,355)		(5,404,498)

Other income (expense)
Interest expense	(8,986)		(4,201)
Other expense	(8,275)		(9,588)
Provision for bad debt	(1,864,630)		-
Loss on sale and disposal of fixed assets	(317,648)		-
Stock loss	(39,876)		(303,181)
Other income	132,013		16,036
Total other income (expense)	(2,107,402)		(300,934)

Net income (loss) before tax	(4,868,757)		(5,705,432)
Income tax expense	4,253		90,548
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(4,873,010)		$(5,795,980)

Gain from discontinued operations	$40,982		$-

NET LOSS	$(4,873,010)		(5,795,980)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(291,735)		$(1,128,966)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(5,123,763)		$(6,924,946)

Income per common share
Basic and Diluted	$(0.01)	$	$(0.01)

Weighted average common shares outstanding
Basic and Diluted	$502,465,609	$	$500,557,170

The accompanying notes are an integral part of these audited consolidated financial statements.

- F4 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD APRIL 30, 2021 TO April 30, 2023

(AUDITED)

	Common Shares	Par Value Common Shares	Noncontrolling Interest	Additional Paid-in Capital	Accumulated Other Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2021	500,000,000	$500,000	$52,374	$8,588,957	$(70,061)	$(1,084,404)	$7,986,866
Noncontrolling interest	-	-	(52,374)	-	-	-	(52,374)
Common shares sold	2,255,600	2,256	-	3,867,939	-	-	3,870,195
Previously contributed expenses paid by company	-	-	-	(4,955)	-	-	(4,955)
Net loss	-	-	-	-	-	(5,795,980)	(5,795,980)
Foreign currency translation	-	-	-	-	(1,128,966)	-	(1,128,966)
Balances, April 30, 2022	502,255,600	$502,256	$-	$12,451,941	$(1,199,027)	$(6,880,384)	$4,874,786
Common shares sold	306,680	306	-	205,164	-	-	205,470
Contributed capital	-	-	-	89,970	-	-	89,970
Net loss	-	-	-	-	-	(4,832,028)	(4,832,028)
Foreign currency translation	-	-	-	-	(291,735)	-	(291,735)
Balances, April 30, 2023	502,562,280	$502,562	$-	$12,747,075	$(1,490,762)	$(11,712,412)	$46,464

The accompanying notes are an integral part of these audited consolidated financial statements.

- F5 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

	Year Ended April 30, 2023	Year Ended April 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,873,010)	$(5,795,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	38,947	54,023
Loss on the sale of fixed asset	317,648	-
Provision for bad debt - Advance payments	1,864,630	-
Loss on the sale of stock	39,876	-

Changes in operating assets and liabilities:
Accounts receivable	940,821	(1,025,119)
Accounts receivable – related party	(839)	-
Short term loans to the company	23,494	-
Short term loans to the company – related party	23,857	-
Advance receipts	416,075	-
Accrued expenses and other payables	(188,440)	66,004
Advance payments and prepaid expenses	(721,090)	(1,287,272)
Accounts payable - related party	9,815	(2,829)
Security deposits	9,389	(132,544)
Deferred assets	-	(739)
Income tax payable	(23,841)	20,162
Inventories	463,398	(348,610)
Net cash used in operating activities	(1,659,270)	(8,452,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment, net cash received for sale or disposal	(310,840)	(15,795)
Disposal of construction in progress	282,230	(112,905)
Disposal of land and improvements	1,093,028	(1,093,028)
Cash received for stock	147,624	-
Cash paid for stock	-	129,217
Net cash provided by (used in) investing activities	1,212,042	(1,092,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	87,283	(4,956)
Common shares sold	205,470	3,870,194
Loans and other long term liabilities	26,861	271,614
Loans - related party	127,588	-
Stock issuance	-	(52,374)
Net cash provided by financing activities	447,202	4,084,478

Net effect of exchange rate changes on cash	$(292,760)	$(1,128,966)

Net Change in Cash and Cash Equivalents	(292,786)	(6,589,903)
Cash and cash equivalents - beginning of period	585,240	7,210,200
Cash and cash equivalents - end of period	$292,454	620,297

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,986	$4,201
Income taxes paid	$23,841	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F6 -

NEXT MEATS HOLDINGS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Next Meats Holdings, Inc. (we, us, our, or the "Company"), formerly known as Turnkey Solutions, Inc., was incorporated on April 15, 2020 in the State of Nevada.

On January 28, 2021, our majority shareholder, Next Meats Co., Ltd., along with our Board of Directors took action to ratify, affirm, and approve the issuance of 452,352,298 shares of restricted common stock to Next Meats Co., Ltd. The shares were issued as a common control transaction. Following this issuance we had 500,000,000 shares of common stock issued and outstanding. On June 9, 2021 the Company entered into a “Share Cancellation and Exchange Agreement” (referred to herein as “the Agreement”) with Next Meats Co., Ltd.

Next Meats Co., Ltd. is a Japanese Company that operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes. The product offerings from Next Meats Co., Ltd. are currently sold to various food distributors, supermarkets, and restaurant groups.     All 31 COSTCO stores are selling Next Kalbi 2.1 from March 2023. Next Meats Co., Ltd. sells Next Skirt steak to ORIENTAL LAND Co., Ltd. and Next Skirt steak is used in a restaurant in Tokyo Disney land. Next Meats Co., Ltd. has successfully developed the room temperature type Next Kalbi 2.0 and signed an exclusive distribution agreement with Van Gelder, a leading Dutch food company, in April 2023. Next Meats Co., Ltd. has begun marketing its room-temperature Next Kalbi 2.0 in the United States. The product is scheduled to go on sale in the U.S. through an e-commerce site in October 2023. Next Meats Co., Ltd. is referred to herein as “NMCO”, and Next Meats Holdings, Inc., is referred to herein as “the Company”, and or “NXMH.” The current shareholders of Next Meats Co., Ltd. are referred to herein as “NMCO shareholders”.

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

On or about September 17, 2021, we incorporated NextMeats France, a French entity, which acted as a wholly owned subsidiary of the Company. We intended to utilize NextMeats France to, amongst other things, operate as a reseller and distributor, in France and throughout Europe, of food products currently offered by Next Meats Co., Ltd. However, in December of 2022, we discontinued operations in France and dissolved the NextMeats France entity. We do not believe there to be a great enough demand for our products in France and surrounding areas, although we do still intend to offer our products in areas of Europe in the future, while working with a European partner company. As of April 30, 2023, the Company has not yet formed an agreement with another entity in order to pursue sales of our products in Europe.

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

On or about February 8, 2022, we incorporated Next Meats HK Co. Limited (“Next Meats HK”), a Hong Kong Company. Next Meats HK became a wholly owned subsidiary of the Company. The Registry Number associated with this entity in Hong Kong is 3126390. Currently we have paused efforts to pursue selling products in Hong Kong under our wholly owned subsidiary, Next Meats HK Co. Limited (“Next Meats HK”), a Hong Kong Company. We do not believe the current market would be conducive to our business objectives in this area at this point in time. However, we will reassess this decision in the future, although we cannot specifically identity when that may be. Next Meats HK Co. Limited remains a wholly owned subsidiary of the Company.

On or about March 2, 2022, we incorporated Next Meats (S) Pte. Ltd. (“Next Meats Singapore”), a Singapore Company. Next Meats Singapore. is now a wholly owned subsidiary of the Company. The Company Registration Number in Singapore is 202207295H.

These financial statements consolidate those of NXMH, NMCO, NXMH USA, Next Meats HK, and Next Meats Singapore.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at April 30, 20223 and April 30, 2022 were $292,454 and $620,297, respectively.

Accounts Receivable and Credit Policies

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Advance payments and prepaid expenses

Advance payments and prepaid expenses are cash paid amounts that represent costs incurred from which a service or benefit is expected to be derived in the future.

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Fixed assets and depreciation

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

Foreign currency translation

The Company maintains its books and records in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

April 30, 2023
Current JPY: US$1 exchange rate	134.13
Average JPY: US$1 exchange rate	136.38

Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

Revenue recognition

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of April 30, 2023, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at April 30, 2023 and April 30, 2022.

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

The Company does not have any potentially dilutive instruments as of April 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company has not recorded enough revenue to cover its operating costs and gross revenue for the year ended April 30, 2023 decreased by $5,551,102 or 79.87% as compared to the year ended April 30, 2023. Management attributes this drop in revenue to global economic challenges, a restructuring of the Company’s large-scale sales department, changes in product offerings, and discontinued operations in two subsidiaries.

We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, our decision to no longer wholesale rice, and the decreased price at which we have offered our products, resulting in less revenue for the year ended April 30, 2023.

Previously, we also had a wider selection of food options and other facets of our business which we believe drove revenues. Specifically, from time to time we would engage in the wholesale sale of rice, however we no longer engage in the wholesale sale of rice because our previous sole supplier is no longer in business. We believe that due to the current downtrend in the global economy, such efforts should not recommence, if at all, until the global economy recovers to pre-pandemic levels.

At this time, we also no longer offer “Next Milk” which we believed would gain popularity in the near term. Various components of the products we offered, or seek to continue to offer, are either not available, or available at price points that are not as attractive. As a result, at this time, it is difficult for us to produce cost effective products that we believe would rival the cost of generic food products, and thus bolster our revenues. We believe many consumers are purchasing more cost-effective options. Because of this, we are exploring means to lessen the cost of our product lineup while maintaining what we believe to be the same quality products, but we cannot forecast with any level of certainty if such efforts will be successful. Many of these endeavors rely on our ability to source ingredients at a lower cost, which, at this time, is a challenge.

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

We expect our other wholly owned subsidiaries, Next Meats USA and Next Meats Japan Co. Ltd, to improve their operating income in the next fiscal year. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Advance payments and Prepaid Expenses

Advance payments are comprised of the payments for mainly prepaid rent. As of April 30, 2023 and April 30, 2022, the Company had advance payments of $194,987 and $1,335,832, respectively.

Note 5 - Fixed Assets

The company recognizes purchased assets with a useful life longer than one year as fixed or non-current assets. These assets are depreciated using the straight-line method of depreciation over the estimated useful life of the assets.

During the year ended April 30, 2023, the Company did not purchase any long-term assets. The Company is depreciating these assets over a 4 to 15 years period once they were put into use. Depreciation expense for the year ended April 30, 2023 was approximately $38,947.

During the year ended April 30, 2022, the Company purchased long-term assets, including structures, and various tools, furniture and fixtures, totaling $57,721. The Company is depreciating these assets over a 3 to 18 years period once they were put into use. Depreciation expense for the year ended April 30, 2022 was approximately $54,023.

During the year ended April 30, 2023, the Company, through its subsidiary in Japan, disposed of fixed assets, including land and construction in progress due to cancellation of own factory construction plan. The Company recorded a loss on the sale and disposal of these assets which totaled approximately $317,648.

During the year ended April 30, 2023, the Company, through its subsidiary in France, disposed of fixed assets, including Machinery and equipment due to liquidation of subsidiary. The Company recorded a profit from the liquidation of the assets as $148,122 of other income.

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As April 30, 2023, the Company has incurred a net  loss of approximately $11,712,412 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $2,459,606 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2023, we have completed four taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $11,712,412  which begins expiring in 2040. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	April 30,

	2023	2022
Deferred tax asset, generated from net operating loss	$2,459,606	$1,444,881
Valuation allowance	(2,459,606)	(1,444,881)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 7 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2023.

- F9 -

Note 8 - Stock

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

Note 9 - Accrued Expenses and other payable

Accrued expenses and other payables totaled $343,742 and $558,360 as of April 30, 2023 and April 30, 2022, respectively, and consisted primarily of accrued professional fees, trade and non-trade accounts payable to NMCO and accounts payable to Next Meats USA and accounts payable to NMCO, respectively.

Note 10 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of April 30, 2023 and April 30, 2022.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 502,562,280 and 502,255,600 shares of common stock issued and outstanding as of April 30, 2023 and April 30, 2022, respectively.

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

The proceeds from the above sales of shares have been used by the Company for working capital.

Note 11 - Related-Party Transactions

Accounts receivable

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, paid expenses, totaling approximately $839 on behalf of WB Burgers Japan Co., Ltd which is controlled by our CEO Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, paid expenses, totaling approximately $13, on behalf of a shareholder of the Company.

Short term loans

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, was loaned approximately $23,857 from officers of the company. These loans are unsecured, noninterest-bearing, and payable upon demand.

Additional Paid-In Capital

During the period ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, was loaned approximately $2,687 from the director of the company. This loan was forgiven and was recorded as additional paid-in capital.

Office Space

From time to time, we may utilize the office space and equipment of our management at no cost.

Note 12 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended April 30, 2023 and has found that there was nothing material to disclose.

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

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report April 30, 2023 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of April 30, 2023, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Hideyuki Sasaki, Age 42 - Chief Operating Officer, Director

Background of Mr. Hideyuki Sasaki

Mr. Hideyuki Sasaki, age 42, was employed as an Executive Vice President at Whitehole Limited from 2008 to 2019. From 2020, to the present date, he has served as the Co-Chief Executive Officer of Next Meats Co., Ltd.

The Board of Directors has determined to elect Mr. Sasaki to the position of Chief Operating Officer due to his work acumen and industry experience.

Mr. Koichi Ishizuka, Age 52 - Chief Executive Officer, Chief Financial Officer and Director

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc. and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020 he was appointed as Chief Financial Officer and Director, and on December 28, 2021 he was appointed Chief Executive Officer, of Next Meats Holdings, Inc.; he holds these positions to this date. Koichi Ishizuka also has an equity interest in Next Meats Holdings, Inc. Koichi Ishizuka is also Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company. Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese Company. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director of Dr. Foods, Inc. (formerly known as Catapult Solutions, Inc.). On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Perfect Solutions Group, Inc.

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

Item 11. Executive Compensation.

Summary Compensation Table

The below table includes compensation paid to any of the current or former officers/ directors of Next Meats Holdings, Inc.

Name and principal position (a)	As of April 30, (b)	Salary ($)[1] (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Ryo Shirai, Former Chief Executive Officer and Director[2]	2022	87,431	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Hideyuki Sasaki, Chief Operating Officer and Director	2022	88,561	-	-	-	-	-	-	-
	2023	32,847	-	-	-	-	-	-	-

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer and Director	2022	86,855	-	-	-	-	-	-	-
	2023	32,847	-	-	-	-	-	-	-

1 The monetary compensation paid to the above parties was, in each instance, in the form of JPY. The table includes the approximate conversion rate to USD as of the date of this report.

2 On December 28, 2021, Ryo Shirai resigned as our Chief Executive Officer and was appointed Chairman of the Board of Directors. On July 12, 2022, Mr. Ryo Shirai resigned as the Company’s Chairman of the Board of Directors and as a Director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report, the Company has 502,873,382 shares of common stock issued and outstanding. which number of issued and outstanding shares of common stock have been used throughout this report.

The Company’s mailing address is: 3F 1-16-13 Ebisu Minami Shibuya-ku,Tokyo Japan.

Note: If no address is present in the below table it should be assumed that the address is the same as that for the Company.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned
Executive Officers and Directors
Koichi Ishizuka [1]	100,451,120	19.98%
Hideyuki Sasaki [3]	50,225,560	9.99%
Current Executive Officers and Directors as a Group (2 Persons)	150,676,680	29.97%

5% or greater shareholders
White Knight Co., Ltd. [1]	212,508,202	42.26%
Ryo Shirai [2]	50,225,560	9.99%
Total Voting Percentage (5% or greater shareholders and Officers/ Directors as a group)	413,410,442	82.21%

1 Koichi Ishizuka serves as our Chief Executive Officer, Chief Financial Officer, and as a member of the Board of Directors. Mr. Koichi Ishizuka has sole dispositive and voting authority over White Knight Co., Ltd. In his personal name, Koichi Ishizuka owns and controls 100,451,120 shares of common stock. White Knight Co., Ltd. owns and controls 212,508,202 shares of common stock.

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

General

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

Notable Relationships

Mama Foods Co., Ltd., a Japanese Company, manufactures food products for the Next Meats Holdings, Inc., and its subsidiaries, on a need be basis. White Knight Co., Ltd. currently owns and controls Mama Foods Co., Ltd., and Dr. Foods, Inc., a Nevada Corporation. Dr. Foods, Inc. has entered into a non-binding letter of intent to acquire Mama Foods Co., Ltd. Koichi Ishizuka owns and controls White Knight Co., Ltd. He is also the controlling shareholder, sole officer, and director of Dr. Foods, Inc.

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

Office Space

As a result of the closure of our Niigata research laboratory in May of 2023, we moved our research and development, which was previously conducted at the Niigata research lab, to a new facility in Iwate, Japan. This location is not rented, owned, or leased by Next Meats Holdings, Inc. or any of its subsidiaries. It should be noted that the research lab in Iwate is being provided rent free to the company by Mama Foods Co., Ltd., which is owned and controlled by Koichi Ishizuka, our Chief Executive Officer, through White Knight Co., Ltd., which is also controlled by Mr. Ishizuka.

Accounts receivable

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, paid expenses, totaling approximately $839, on behalf of WB Burgers Japan Co., Ltd which is controlled by our CEO Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, paid expenses, totaling approximately $13, on behalf of a shareholder of the Company.

Short term loans

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd., was loaned approximately $23,857 from officers of the company. These loans are unsecured, noninterest-bearing, and payable upon demand.

Sales of Shares

On January 31, 2022, White Knight Co., Ltd., a Japanese Corporation, owned and controlled by Koichi Ishizuka, sold a total of 999,999 shares of restricted common stock of Next Meats Holdings, Inc., a Nevada Company, at a price of $2.63 USD per share, to two Japanese Citizens, both of whom are not considered to be related parties to Next Meats Holdings, Inc., pursuant to Regulation S of the United States Securities Act of 1933.

On May 24, 2022, White Knight Co., Ltd. sold a total of 461,714 shares of restricted common stock of Next Meats Holdings, Inc., a Nevada Company, at a price of $0.85 USD per share, to a Japanese Company, pursuant to Regulation S of the United States Securities Act of 1933.

On November 22, 2022, Ryo Shirai sold 79,521,051 shares of restricted Common Stock of the Issuer to Koichi Ishizuka, a Japanese Citizen, at a price of $0.001 per share of Common Stock. The total subscription amount paid by Koichi Ishizuka was approximately $79,521. Ryo Shirai is our former Chief Executive Officer, Chairman, and Director.

On November 22, 2022, Ryo Shirai sold 8,229,451 shares of restricted Common Stock of the Issuer to White Knight Co., Ltd., at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $8,229.

On November 22, 2022, Hideyuki Sasaki sold 112,863,282 shares of restricted Common Stock of the Issuer to White Knight Co., Ltd., at a price of $0.001 per share of Common Stock. The total subscription amount paid by White Knight Co., Ltd. was approximately $112,863. Hideyuki Sasaki is currently our Chief Operating Officer, and a Director of the Company.

The purchases of stock by both White Knight Co., Ltd. and Koichi Ishizuka were both funded by White Knight Co., Ltd.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years ended April 30, 2023 and April 30, 2022, respectively.

		2023	2022
Audit fees	BF Borgers CPA PC	$64,460	$65,700
Auditor related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$64,460	$65,700

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

Dated: September 28, 2023

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

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Title: Chief Executive Officer, Chief Financial Officer, Director

(Principal Executive Officer, Principal Financial Officer)

Dated: September 28, 2023

By: /s/ Hideyuki Sasaki

Name: Hideyuki Sasaki

Title: Chief Operating Officer, Director

Dated: September 28, 2023