Form 10-Q
period 2023-07-31
Next Meats Holdings, Inc.
filed 2023-11-07
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2023

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

As of November 7, 2023, there were 462,705,290 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of November 7, 2023, there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	July 31, 2023 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$168,049	$292,454
Accounts receivable	125,160	339,463
Accounts receivable - related party	14,557	839
Accounts receivable - related party from discontinued operations	13	13
Advance payments and prepaid expenses	145,485	194,987
Inventories	144,245	134,646
TOTAL CURRENT ASSETS	597,509	962,402

Non-current assets
Equipment, net depreciation	$107,992	$120,531
Security deposits	134,872	141,750
TOTAL NON-CURRENT ASSETS	242,864	262,281

TOTAL ASSETS	$840,373	$1,224,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$244,328	$343,742
Due to related party	31,325	9,815
Advance receipts	346,348	416,075
Short term loans	19,166	23,494
Short term loans - related party	214,230	23,858
TOTAL CURRENT LIABILITIES	855,397	816,984
Noncurrent Liabilities
Loans	$206,824	$231,894
Loans - related party	168,071	127,588
Other long term liabilities	1,756	1,753
TOTAL LIABILITIES	$1,232,049	$1,178,219

Shareholders' Equity(Deficit)
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of July 31, 2023 and April 30, 2023)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 502,873,382 and 502,562,280 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively)	502,873	502,256
Additional paid-in capital	12,861,872	12,747,075
Accumulated deficit	(12,048,931)	(11,712,412)
Accumulated other comprehensive income(loss)	(1,709,669)	(1,492,940)
Accumulated other comprehensive income(loss) from discontinued operations	2,179	2,179

TOTAL SHAREHOLDERS' EQUITY(DEFICIT)	$(391,676)	$46,464

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)	$840,373	$1,224,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months July 31, 2023	Three Months July 31, 2022

REVENUES
Revenues	$196,832	$405,447
Revenues - related party	40,246	-
Total Revenues	237,078	405,447
Cost of revenues	41,348	344,856
Cost of revenues - related party	116,917	-
Total Cost of Revenues	158,265	344,856
GROSS PROFIT	78,813	60,591

OPERATING EXPENSE
Depreciation	6,691	10,069
General and administrative expenses	432,778	951,401
Total operating expenses	439,468	961,470

Income (loss) from operations	(360,655)	(900,879)

Other income (expense)
Interest expense	(2,054)	(1,179)
Other expense	(14,890)	(41,779)
Other income	15,207	1,339
Other income - related party	25,873	-
Total other income (expense)	24,136	(41,619)

Net income (loss) before tax	(336,519)	(942,498)
Income tax expense	-	-
NET INCOME (LOSS)	$(336,519)	$(942,498)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(216,729)	$(182,451)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(553,248)	$(1,124,949)

Income per common share
Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and Diluted	$502,670,489	$502,255,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2023 to July 31, 2023

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2023	502,562,280	$502,562	$12,747,075	$(1,490,761)	$(11,712,412)	$46,464
Common shares sold	311,102	311	114,797	-	-	115,108
Net loss	-	-	-	-	(336,519)	(336,519)
Foreign currency translation	-	-	-	(216,729)	-	(216,729)
Balances, July 31, 2023	502,873,382	$502,873	$12,861,872	$(1,707,490)	$(12,048,931)	$(391,676)

Next Meats Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2022 to JULY 31, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2022	502,255,600	$502,256	$12,451,941	$(1,199,027)	$(6,880,384)	$4,874,786
Contributed capital	-	-	4,612	-	-	4,612
Net loss	-	-	-	-	(942,498)	(942,498)
Foreign currency translation	-	-	-	(182,451)	-	(182,451)
Balances, July 31, 2022	502,255,600	$502,256	12,456,553	$(1,381,478)	$(7,822,882)	$3,754,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months July 31, 2023	Three Months July 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(336,519)	$(942,498)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	6,691	10,069
Provision for bad debt - Advance payments	1,169	-
Loss on the sale of stock	-	39,876

Changes in operating assets and liabilities:
Accounts receivable	214,303	55,808
Accounts receivable - related party	(13,718)	-
Short term loans to the company	(4,328)	(75,385)
Short term loans to the company - related party	190,372	-
Advance receipts	(69,727)	-
Accrued expenses and other payables	(99,414)	86,809
Advance payments and prepaid expenses	48,333	160,990
Accounts payable - related party	21,510	-
Security deposits	6,878	6,370
Deferred assets	-	(15,458)
Income tax payable	-	(23,841)
Expenses contributed to capital	-	4,613
Inventories	(9,599)	139,063
Net cash used in operating activities	(44,050)	(553,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment, net cash received for sale or disposal	-	7,414
Disposal of construction in progress	-	12,056
Disposal of land and improvements	-	46,690
Cash received for stock	-	147,624
Net cash provided by investing activities	-	213,784

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares sold	115,108	-
Payments on long-term loans	(25,066)	(14,180)
Loans - related party	40,483	-
Net cash provided by (used in) financing activities	130,525	(9,567)

Net effect of exchange rate changes on cash	$(210,881)	$(182,451)

Net Change in Cash and Cash Equivalents	(124,405)	(536,431)
Cash and cash equivalents - beginning of period	292,454	620,297
Cash and cash equivalents - end of period	$168,049	$83,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,054	$1,179
Income taxes paid	$-	$23,841

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

Next Meats Holdings Inc. currently operates in the “alternative meat” industry through its subsidiaries in Japan, Singapore, Hong Kong and the United States.

These financial statements consolidate those of Next Meats Holdings, Inc., Next Meats Japan Co. Ltd., Next Meats Holdings USA, Next Meats Hong Kong, and Next Meats Singapore.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at July 31, 2023 and July 31, 2022 were $168,049 and $292,454, respectively.

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or net realizable value  . This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

July 31, 2023
Current JPY: US$1 exchange rate	140.97
Average JPY: US$1 exchange rate	140.04

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

Revenue for products is recognized when the products are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of July 31, 2023, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on July 31, 2023 and July 31, 2022.

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

The Company does not have any potentially dilutive instruments as of July 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of July 31, 2023.

The Company’s stock-based compensation for the periods ended July 31, 2023 and January 31, 2022 was $0 for both periods.

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

The Company has not recorded enough revenue to cover its operating costs and gross revenue for the three months ended July 31, 2023 decreased by $168,369 or 41.53% as compared to the three months ended July 31, 2022. Management attributes this drop in revenue to global economic challenges, a restructuring of the Company’s large-scale sales department, changes in product offerings, and discontinued operations in two subsidiaries.

We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, our decision to no longer wholesale rice, and the decreased price at which we have offered our products, resulting in less revenue as compared to the previous year.

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

We expect our other wholly owned subsidiaries, Next Meats USA and Next Meats Japan Co. Ltd, to improve their operating income in the next fiscal year. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company cannot continue as a going concern.

Note 4 - Advance payments and Prepaid Expenses

Advance payments are comprised mainly of payments for prepaid rent. As of July 31, 2023 and April 30, 2023, the Company had advance payments of $145,485 and $194,987, respectively.

Note 5 - Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives. When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

As of July 31, 2023 and April 30, 2023 fixed assets, net depreciation, were made up of the following:

	Estimated
	Useful
	Life	July 31,	April 30,
	(approx. years)	2023	2023
Machinery and equipment	10	$80,511	$89,070
Machinery and equipment	5	4,461	5,209
Furniture fixtures and tools	4	2,446	3,011
Furniture fixtures and tools	5	7,677	8,965
Furniture fixtures and tools	6	2,828	3,242
Furniture fixtures and tools	10	2,378	2,630
Furniture fixtures and tools	12	4,265	4,677
Furniture fixtures and tools	15	3,427	3,725
Net book value		$107,992	$120,531

During the period ended July 31, 2023, the Company did not purchase any long-term assets. Total depreciation expense for the period ended July 31, 2023 was $6,691, which was recorded in our general and administrative expenses on our statement of operations.

During the year ended April 30, 2023, the Company, through its subsidiary in France (which has since been dissolved), disposed of fixed assets, including Machinery and equipment due to liquidation of subsidiary. The Company recorded a profit from the liquidation of the assets as $148,122 of other income.

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As July 31, 2023, the Company has incurred a net loss of approximately $12,048,931 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $2,530,275 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2023, we have completed four taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $12,048,931 which begins expiring in 2040. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Note 7 - Accrued Expenses

Accrued expenses and other payables totaled $244,328 and $343,742 as of July 31, 2023 and April 30, 2023, respectively, and consisted primarily of accrued professional fees, trade and non-trade accounts payable to NMCO, and trade payables to Next Meats Singapore and Next Meats USA.

Note 8 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of July 31, 2023 and April 30, 2023.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 502,873,382 and 502,562,280 shares of common stock issued and outstanding as of July 31, 2023 and April 30, 2023, respectively.

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

Note 9 - Related-Party Transactions

Accounts receivable

During the period ended July 31, 2023, our subsidiary, Next Meats Japan Co., Ltd (“NMCO”), paid expenses totaling approximately $14,257 on behalf of Mama Foods Co., Ltd (“Mama Foods”), a Japanese company indirectly controlled by our CEO, Koichi Ishizuka.

During the period ended July 31, 2023, our subsidiary, NMCO, paid expenses totaling approximately $300 on behalf of WB Burgers Japan Co., Ltd (“WBBJ”) which is indirectly controlled by our CEO, Koichi Ishizuka. NMCO also received $798 in payments from WBBJ for previous accounts receivable.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, paid expenses, totaling approximately $798, using the July 31, 2023 currency exchange rate, on behalf of WBBJ which is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, paid expenses, totaling approximately $13, on behalf of a shareholder of the Company.

Short term loans

During the period ended July 31, 2023, our subsidiary Next Meats Japan received funds from and made repayments to related party WB Burgers Japan Co. Ltd (“WBBJ”) which resulted in a net amount of approximately $191,530 owed to WBBJ. WBBJ is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, was loaned approximately $22,700, using the July 31, 2023 currency exchange rate, from officers of the company.

These loans are unsecured, noninterest-bearing, and payable upon demand.

Additional Paid-In Capital

During the period ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, was loaned approximately $2,687 from the director of the company. This loan was forgiven and was recorded as additional paid-in capital.

Revenue

During the period ended July 31, 2023, NMCO recorded approximately $39,378 in revenue from Mama Foods and recorded approximately $868 in revenue from WBBJ.

Cost of Revenues

During the period ended July 31, 2023, NMCO purchased products totaling approximately $116,917 from Mama Foods.

Office Space

From time to time, we may utilize the office space and equipment of our management at no cost.

Note 10 - Subsequent Events

On or about September 7, 2023, the Company entered into an agreement for the purchase of 40,168,092 shares of the Company’s restricted Common Stock from Ryo Shirai, a Japanese Citizen and our former Chief Executive Officer, at a price of $0.001 per share of Common Stock. The transaction was completed, and recorded, by the Company’s transfer agent on October 23, 2023, at which time the 40,168,092 resumed the status of Treasury Shares. As a result, there are now 462,705,290 total issued and outstanding shares of Common Stock. The total subscription amount paid by the Company was approximately $40,168. At this time, Ryo Shirai is not a related party to the Company.

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

Assets

As of July 31, 2023, we had cash and cash equivalents of $168,049. As of April 30, 2023, we had cash and cash equivalents of $292,454. We believe that our cash and cash equivalents are less as of July 31, 2023, when compared to April 30, 2023, because our revenues have decreased since April 30, 2023, resulting in less available cash on hand. We believe this primarily results from our decision to no longer wholesale rice, coupled with what we believe to be a global downtrend in consumer spending. Information regarding our revenue is detailed below in the section titled, “Revenue”.

Our total current assets were $597,509 as of July 31, 2023, and $962,402 as of April 30, 2023. In addition to a decrease in available cash and cash equivalents, a decrease in accounts receivable was a primary contributor to our lesser current assets as of July 31, 2023 when compared to April 30, 2023. Our non-current assets were $242,864 as of July 31, 2023 and $262,281 as of April 30, 2023.

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

Revenue

For the three-month period ended July 31, 2023 we realized revenues of $237,078, cost of revenues of $158,265 and gross profits of $78,813. For the three-month period ended July 31, 2022 we realized revenues of $405,447, cost of revenues of $344,856 and gross profits of $60,591. For the three-month period ended July 31, 2023, when compared to the three-month period ended July 31, 2022, we realized significantly less revenue, and cost of revenue, but our gross profits increased, which we attribute primarily to our decision to dispose of sample inventory near the end of the last fiscal year (March 2023), which resulted in a substantial reduction in the cost of goods sold. Accordingly, our inventory impact decreased during the three month period ended July 31, 2023, when compared to the three month period ended July 31, 2022.

Globally speaking, many markets, industries, and nations have been affected by rising costs, inflation, and a decreased demand for products. We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, our decision to no longer wholesale rice, and the decreased price at which we have offered our products, resulting in less revenue for the three months ended July 31, 2023.

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

Expenses

For the three-month period ended July 31, 2023 we incurred total operating expenses of $439,468, which was comprised of $6,691 in depreciation and $432,778 in general and administrative expenses. For the three-month period ended July 31, 2022 we incurred total operating expenses of $961,470, which was comprised of $10,069 in depreciation and $951,401 in general and administrative expenses. As a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the three months ended July 31, 2023 have decreased compared to our total operating expenses for the three months ended July 31, 2022.

Going forward, we believe we may be able to improve our financial condition if we can also consolidate the number of our suppliers. At this time we have various suppliers who create the products we offer for resale.

We intend for Mama Foods Co., Ltd. (“Mama Foods”) to handle increased levels of production going forward. For the three months ended July 31, 2023 Mama Foods was responsible for manufacturing approximately 78% of our inventory.

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

Related-Party Transactions

Accounts receivable

During the period ended July 31, 2023, our subsidiary, Next Meats Japan Co., Ltd (“NMCO”), paid expenses totaling approximately $14,257 on behalf of Mama Foods Co., Ltd (“Mama Foods”), a Japanese company indirectly controlled by our CEO, Koichi Ishizuka.

During the period ended July 31, 2023, our subsidiary, NMCO, paid expenses totaling approximately $300 on behalf of WB Burgers Japan Co., Ltd (“WBBJ”) which is indirectly controlled by our CEO, Koichi Ishizuka. NMCO also received $798 in payments from WBBJ for previous accounts receivable.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, paid expenses, totaling approximately $798, using the July 31, 2023 currency exchange rate, on behalf of WBBJ which is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, paid expenses, totaling approximately $13, on behalf of a shareholder of the Company.

Short term loans

During the period ended July 31, 2023, our subsidiary Next Meats Japan received funds from and made repayments to related party WB Burgers Japan Co. Ltd (“WBBJ”) which resulted in a net amount of approximately $191,530 owed to WBBJ. WBBJ is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, was loaned approximately $22,700, using the July 31, 2023 currency exchange rate, from officers of the company.

These loans are unsecured, noninterest-bearing, and payable upon demand.

Additional Paid-In Capital

During the period ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, was loaned approximately $2,687 from the director of the company. This loan was forgiven and was recorded as additional paid-in capital.

Revenue

During the period ended July 31, 2023, NMCO recorded approximately $39,378 in revenue from Mama Foods and recorded approximately $868 in revenue from WBBJ.

Cost of Revenues

During the period ended July 31, 2023, NMCO purchased products totaling approximately $116,917 from Mama Foods.

Net Loss

For the three months ended July 31, 2023, we incurred a net loss of $336,519, whereas for the three-month period ended July 31, 2022 we incurred a net loss of $942,498. The variance in net loss between periods is a result of our decreased business activity.

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

The Company has not recorded enough revenue to cover its operating costs and gross revenue for the three months ended July 31, 2023 decreased by $168,369 or 41.53% as compared to the three months ended July 31, 2022. Management attributes this drop in revenue to global economic challenges, a restructuring of the Company’s large-scale sales department, changes in product offerings, and discontinued operations in two subsidiaries.

We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, our decision to no longer wholesale rice, and the decreased price at which we have offered our products, resulting in less revenue as compared to the previous year.

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

We expect our other wholly owned subsidiaries, Next Meats USA and Next Meats Japan Co. Ltd, to improve their operating income in the next fiscal year. However, management plans to fund some operating expenses with related party contributions to capital until there is sufficient revenue to cover all operating expenses. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company cannot continue as a going concern.

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

As of July 31, 2023, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of Koichi Ishizuka, our chief executive officer and chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending July 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about September 7, 2023, the Company entered into an agreement for the purchase of 40,168,092 shares of the Company’s restricted Common Stock from Ryo Shirai, a Japanese Citizen and our former Chief Executive Officer, at a price of $0.001 per share of Common Stock. The transaction was completed, and recorded, by the Company’s transfer agent on October 23, 2023, at which time the 40,168,092 resumed the status of Treasury Shares. As a result, there are now 462,705,290 total issued and outstanding shares of Common Stock. The total subscription amount paid by the Company was approximately $40,168. At this time, Ryo Shirai is not a related party to the Company.

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

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: November 7, 2023

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: November 7, 2023