Form 10-Q
period 2023-10-31
Next Meats Holdings, Inc.
filed 2023-12-08
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2023

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

As of December 8, 2023, there were 462,705,290 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of December 8, 2023, there were no shares of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	CONDENSED CONSOLIDATED BALANCE SHEETS as of October 31, 2023 (unaudited) and aPRIL 30, 2023	F1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED October 31, 2023 AND OCTOBER 31, 2022 (UnAUDITED)	F2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD APRIL 30, 2023 TO OCTOBER 31, 2023 AND FOR THE PERIOD APRIL 30, 2022 TO OCTOBER 31, 2022 (UNAUDITED)	F3
	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED October 31, 2023 and OCTOBER 31, 2022 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS	F5-F6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4
ITEM 4	CONTROLS AND PROCEDURES	5

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	6
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	6

SIGNATURES		7

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	October 31, 2023 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$26,844	$292,454
Accounts receivable	151,609	339,463
Accounts receivable - related party	19,529	839
Accounts receivable - related party from discontinued operations	13	13
Advance payments and prepaid expenses	38,796	194,987
Advance payments - related party	1,028	-
Inventories	141,227	134,646
TOTAL CURRENT ASSETS	379,045	962,402

Non-current assets
Equipment, net depreciation	$95,515	$120,531
Security deposits	126,399	141,750
TOTAL NON-CURRENT ASSETS	221,914	262,281

TOTAL ASSETS	$600,960	$1,224,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$219,595	$343,742
Due to related party	42,357	9,815
Advance receipts	538,470	416,075
Short term loans	15,494	23,494
Short term loans - related party	322,386	23,858
TOTAL CURRENT LIABILITIES	1,138,301	816,984
Noncurrent Liabilities
Loans	$185,238	$231,894
Loans - related party	-	127,588
Other long term liabilities	1,713	1,753
TOTAL LIABILITIES	$1,325,253	$1,178,219

Shareholders' Equity(Deficit)
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of October 31, 2023 and April 30, 2023)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 462,705,290 and 502,562,280 shares issued and outstanding as of October 31, 2023 and April 30, 2023, respectively)	462,705	502,256
Additional paid-in capital	12,902,040	12,747,075
Accumulated deficit	(12,372,439)	(11,712,412)
Accumulated other comprehensive income (loss)	(1,718,779)	(1,492,940)
Accumulated other comprehensive income (loss) from discontinued operations	2,179	2,179

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	$(724,293)	$46,464

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$600,960	$1,224,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022	Six Months Ended October 31, 2023	Six Months Ended October 31, 2022

REVENUES
Revenues	$197,355	$465,868	$394,187	$871,315
Revenues - related party	41,191	-	81,437	-
Total revenues	238,546	465,868	475,624	871,315
Cost of revenues	52,464	422,604	93,812	767,460
Cost of revenues - related party	129,990	-	246,907	-
Total cost of revenues	182,454	422,604	340,719	767,460
GROSS PROFIT (LOSS)	56,092	43,264	134,905	103,855

OPERATING EXPENSE
Depreciation	5,926	7,913	12,917	17,982
General and administrative expenses	288,281	781,462	721,059	1,732,864
Total operating expenses	294,207	789,375	733,676	1,750,846

Income (loss) from operations	(238,115)	(746,111)	(597,771)	(1,646,991)

Other income (expense)
Interest expense	(1,822)	(2,515)	(3,876)	(3,694)
Other expense	(110,786)	(81,291)	(125,676)	(123,071)
Other income	6,550	43,519	21,757	44,859
Other income - related party	20,667	-	46,540	-
Total other income (expenses)	(85,392)	(40,287)	(61,256)	(81,906)

Net income (loss) before tax	(323,507)	(786,398)	(660,027)	(1,728,897)
Income tax expense	-	341	-	341
NET INCOME (LOSS)	$(323,507)	$(786,739)	$(660,027)	$(1,729,238)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(9,110)	$(370,014)	$(225,839)	$(552,465)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(332,616)	$(1,156,753)	$(885,865)	$(2,281,703)

Income per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	478,859,849	502,255,600	502,562,280	502,255,600
Diluted	-	-	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2023 to October 31, 2023

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2023	502,562,280	$502,562	$12,747,075	$(1,490,761)	$(11,712,412)	$46,464
Common shares sold	311,102	311	114,797	-	-	115,108
Net loss	-	-	-	-	(336,520)	(336,520)
Foreign currency translation	-	-	-	(216,729)	-	(216,729)
Balances, July 31, 2023	502,873,382	$502,873	$12,861,872	$(1,707,490)	$(12,048,932)	$(391,677)
Shares purchased and returned to treasury	(40,168,092)	(40,168)	40,168	-	-	-
Net loss	-	-	-	-	(323,507)	(323,507)
Foreign currency translation	-	-	-	(9,110)	-	(9,110)
Balances, October 31, 2023	462,705,290	$462,705	12,902,040	$(1,716,600)	$(12,372,439)	$(724,293)

Next Meats Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2022 to OCTOBER 31, 2022

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2022	502,255,600	$502,256	$12,451,941	$(1,199,027)	$(6,880,384)	$4,874,786
Contributed capital	-	-	4,612	-	-	4,612
Net loss	-	-	-	-	(942,498)	(942,498)
Foreign currency translation	-	-	-	(182,451)	-	(182,451)
Balances, July 31, 2022	502,255,600	$502,256	$12,456,553	$(1,381,478)	$(7,822,882)	$3,754,449
Contributed capital	-	-	82,671	-	-	82,671
Net loss	-	-	-	-	(786,739)	(786,739)
Foreign currency translation	-	-	-	(370,014)	-	(370,014)
Balances, October 31, 2022	502,255,600	$502,256	12,539,224	$(1,751,492)	$(8,609,623)	$2,680,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months October 31, 2023	Six Months October 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(660,027)	$(1,729,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	12,617	17,982
Provision for bad debt - Advance payments	98,811	-
Loss on the sale of fixed assets	-	371
Loss on the sale of stock	-	39,876

Changes in operating assets and liabilities:
Accounts receivable	187,854	185,007
Accounts receivable - related party	(18,690)	-
Short term loan receivable	-	(145,991)
Short term loans to the company	(8,000)	-
Short term loans to the company - related party	298,528	-
Advance receipts	41,218	-
Accrued expenses and other payables	(124,187)	(218,147)
Advance payments and prepaid expenses	(112,777)	1,202,132
Advance payments - related party	(1,028)	-
Accounts payable - related party	43,914	-
Security deposits	15,351	23,162
Deferred assets	-	739
Income tax payable	-	(21,028)
Expenses contributed to capital	-	87,284
Inventories	(6,581)	95,666
Net cash used in operating activities	(232,997)	(462,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment, net cash received for sale or disposal	-	22,746
Disposal of construction in progress	-	154,231
Disposal of land and improvements	-	122,789
Cash received for stock	-	147,624
Net cash provided by investing activities	-	447,390

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares sold	115,108	-
Common shares purchased and returned to treasury	(40,168)	-
Loans	22,801	5,103
Loans - related party	300,983	-
Payments on related party loans	(200,655)	-
Net cash provided by (used in) financing activities	198,069	5,103

Net effect of exchange rate changes on cash	$(230,682)	$(552,465)

Net Change in Cash and Cash Equivalents	(265,510)	(562,157)
Cash and cash equivalents - beginning of period	292,454	620,297
Cash and cash equivalents - end of period	$26,844	$58,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,822	$2,054
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at October 31, 2023 and April 30, 2023 were $26,844 and $292,454, respectively.

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

October 31, 2023
Current JPY: US$1 exchange rate	149.51
Average JPY: US$1 exchange rate	143.72

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

Revenue for products is recognized when the products are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of October 31, 2023, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on October 31, 2023 and April 30, 2023.

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

The Company does not have any potentially dilutive instruments as of October 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company had no stock-based compensation plans as of October 31, 2023.

The Company’s stock-based compensation for the periods ended October 31, 2023 and October 31, 2022 was $0 for both periods.

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

The Company has not recorded enough revenue to cover its operating costs and gross revenue for the six months ended October 31, 2023 decreased by $395,691 or 45.41% as compared to the six months ended October 31, 2022. Management attributes this drop in revenue to global economic challenges, a restructuring of the Company’s large-scale sales department, changes in product offerings, and discontinued operations in two subsidiaries.

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

Note 4 - Advance payments and Prepaid Expenses

Advance payments are comprised mainly of payments for prepaid rent. As of October 31, 2023 and April 30, 2023, the Company had advance payments of $208,953 and $194,987, respectively.

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

As of October 31, 2023 and April 30, 2023 fixed assets, net depreciation, were made up of the following:

	Estimated
	Useful
	Life	July 31,	April 30,
	(approx. years)	2023	2023
Machinery and equipment	10	$71,917	$89,070
Machinery and equipment	5	3,739	5,209
Furniture fixtures and tools	4	1,911	3,011
Furniture fixtures and tools	5	6,434	8,965
Furniture fixtures and tools	6	2,425	3,242
Furniture fixtures and tools	10	2,124	2,630
Furniture fixtures and tools	12	3,846	4,677
Furniture fixtures and tools	15	3,120	3,725
Net book value		$95,515	$120,531

During the period ended October 31, 2023, the Company did not purchase any long-term assets. Total depreciation expense for the period ended October 31, 2023 was $12,617, which was recorded in our general and administrative expenses on our statement of operations.

During the year ended April 30, 2023, the Company, through its subsidiary in France (which has since been dissolved), disposed of fixed assets, including Machinery and equipment due to liquidation of subsidiary. The Company recorded a profit from the liquidation of the assets as $148,122 of other income.

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2023, the Company has incurred a net loss of approximately $12,372,439 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $2,598,212 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2023, we have completed four taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $12,372,439 which begins expiring in 2040. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Note 7 - Accrued Expenses

Accrued expenses and other payables totaled $219,595 and $343,742 as of October 31, 2023 and April 30, 2023, respectively, and consisted primarily of accrued professional fees, trade and non-trade accounts payable to NMCO, and trade payables to Next Meats Singapore and Next Meats USA.

Note 8 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of October 31, 2023 and April 30, 2023.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 462,705,290 and 502,562,280 shares of common stock issued and outstanding as of July 31, 2023 and April 30, 2023, respectively.

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

Note 9 - Related-Party Transactions

Accounts receivable

During the period ended October 31, 2023, our subsidiary, Next Meats Japan Co., Ltd (“NMCO”), paid expenses totaling approximately $18,807 on behalf of Mama Foods Co., Ltd (“Mama Foods”), a Japanese company indirectly controlled by our CEO, Koichi Ishizuka.

During the period ended October 31, 2023, our subsidiary, NMCO, paid expenses totaling approximately $1,788 on behalf of WB Burgers Japan Co., Ltd (“WBBJ”) which is indirectly controlled by our CEO, Koichi Ishizuka. NMCO also received $1,819 in payments from WBBJ for previous accounts receivable.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, paid expenses, totaling approximately $753, using the October 31, 2023 currency exchange rate, on behalf of WBBJ which is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, paid expenses, totaling approximately $13, on behalf of a shareholder of the Company.

Advance payments

During the period ended October 31, 2023, our subsidiary, NMCO, advanced funds totaling approximately $1,028 on behalf of WB Burgers Japan Co., Ltd (“WBBJ”) which is controlled by our CEO Koichi Ishizuka.

Due to related party

During the period ended October 31, 2023, NMCO was invoiced approximately $42,118 by related party Mama Foods and approximately $239 by related party Dr. Foods, Inc. (“ Dr. Foods”), which are controlled by our CEO Koichi Ishizuka.

Short term loans

During the period ended October 31, 2023, our subsidiary Next Meats Japan received funds from and made repayments to related party WB Burgers Japan Co. Ltd (“WBBJ”) which resulted in a net amount of approximately $300,983 owed to WBBJ. WBBJ is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, was loaned approximately $21,403, using the October 31, 2023 currency exchange rate, from officers of the company.

These loans are unsecured, noninterest-bearing, and payable upon demand.

Additional Paid-In Capital

During the period ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, was loaned approximately $2,687 from the director of the company. This loan was forgiven and was recorded as additional paid-in capital.

Revenue

During the period ended October 31, 2023, NMCO recorded approximately $79,715 in revenue from Mama Foods and recorded approximately $1,722 in revenue from WBBJ. The revenue was the result of the sale of food products to Mama Foods and WBBJ.

Cost of Revenues

During the period ended October 31, 2023, NMCO purchased products totaling approximately $246,907 from Mama Foods.

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

Assets

As of October 31, 2023, we had cash and cash equivalents of $26,844. As of April 30, 2023, we had cash and cash equivalents of $292,454. We believe that our cash and cash equivalents are less as of October 31, 2023, when compared to April 30, 2023, because our revenues have decreased since April 30, 2023, resulting in less available cash on hand. We believe this primarily results from our decision to no longer wholesale rice, coupled with what we believe to be a global downtrend in consumer spending. Information regarding our revenue is detailed below in the section titled, “Revenue”.

Our total current assets were $379,045 as of October 31, 2023, and $962,402 as of April 30, 2023. In addition to a decrease in available cash and cash equivalents, a decrease in advance payments, and a decrease in accounts receivable were primary contributor to our lesser current assets as of October 31, 2023 when compared to April 30, 2023. Our total non-current assets were $221,914 as of October 31, 2023 and $262,281 as of April 30, 2023.

As of October 31, 2023, our total assets were $600,960. As of April 30, 2023, our total assets were $1,224,683. We believe the variance between periods is attributable to the factors described above.

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

Liabilities

As of October 31, 2023, our total liabilities were $1,325,253. As of April 30, 2023, our total liabilities were $1,178,219. We believe the variance between periods is attributable primarily to a variance in short term loans between periods.

Revenue

For the three-month period ended October 31, 2023 we realized revenues of $238,546, cost of revenues of $52,464 and gross profits of $56,092. For the three-month period ended October 31, 2022 we realized revenues of $465,868, cost of revenues of $422,604 and gross profits of $43,264. For the three-month period ended October 31, 2023, when compared to the three-month period ended October 31, 2022, we realized significantly less revenue, and cost of revenue, but our gross profits increased, which we attribute primarily to our decision to dispose of sample inventory (due to the inventory having reached its expiration date) near the end of the last fiscal year (disposed in March 2023), which resulted in a substantial reduction in the cost of goods sold. Accordingly, our inventory impact decreased during the three month period ended October 31, 2023, when compared to the three month period ended October 31, 2022.

For the six-month period ended October 31, 2023 we realized revenues of $475,624, cost of revenues of $93,812 and gross profits of $134,905. For the six-month period ended October 31, 2022 we realized revenues of $871,315, cost of revenues of $767,460 and gross profits of $103,855. For the six-month period ended October 31, 2023, when compared to the six-month period ended October 31, 2022, we realized significantly less revenue, and cost of revenue, but our gross profits increased, which we attribute primarily to our decision to dispose of sample inventory (due to the inventory having reached its expiration date) near the end of the last fiscal year (disposed in March 2023), which resulted in a substantial reduction in the cost of goods sold. Accordingly, our inventory impact decreased during the six month period ended October 31, 2023, when compared to the six month period ended October 31, 2022.

Globally speaking, many markets, industries, and nations have been affected by rising costs, inflation, and a decreased demand for products. We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, our decision to no longer wholesale rice, and the decreased price at which we have offered our products, resulting in less revenue for the three and six months ended October 31, 2023.

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

Expenses

For the three-month period ended October 31, 2023 we incurred total operating expenses of $294,207, which was comprised of $5,926 in depreciation and $288,281 in general and administrative expenses. For the three-month period ended October 31, 2022 we incurred total operating expenses of $789,375, which was comprised of $7,913 in depreciation and $781,462 in general and administrative expenses. As a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the three months ended October 31, 2023 have decreased compared to our total operating expenses for the three months ended October 31, 2022.

For the six-month period ended October 31, 2023 we incurred total operating expenses of $733,676, which was comprised of $12,917 in depreciation and $721,059 in general and administrative expenses. For the six-month period ended October 31, 2022 we incurred total operating expenses of $1,750,846, which was comprised of $17,982 in depreciation and $1,732,864 in general and administrative expenses. As a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the six months ended October 31, 2023 have decreased compared to our total operating expenses for the six months ended October 31, 2022.

Going forward, we believe we may be able to improve our financial condition if we can also consolidate the number of our suppliers. At this time we have various suppliers who create the products we offer for resale.

We intend for Mama Foods Co., Ltd. (“Mama Foods”) to handle increased levels of production going forward. For the three months ended October 31, 2023 Mama Foods was responsible for manufacturing approximately 66.28% of our inventory.

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

Related-Party Transactions

Accounts receivable

During the period ended October 31, 2023, our subsidiary, Next Meats Japan Co., Ltd (“NMCO”), paid expenses totaling approximately $18,807 on behalf of Mama Foods Co., Ltd (“Mama Foods”), a Japanese company indirectly controlled by our CEO, Koichi Ishizuka.

During the period ended October 31, 2023, our subsidiary, NMCO, paid expenses totaling approximately $1,788 on behalf of WB Burgers Japan Co., Ltd (“WBBJ”) which is indirectly controlled by our CEO, Koichi Ishizuka. NMCO also received $1,819 in payments from WBBJ for previous accounts receivable.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, paid expenses, totaling approximately $753, using the October 31, 2023 currency exchange rate, on behalf of WBBJ which is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, paid expenses, totaling approximately $13, on behalf of a shareholder of the Company.

Advance payments

During the period ended October 31, 2023, our subsidiary, NMCO, advanced funds totaling approximately $1,028 on behalf of WB Burgers Japan Co., Ltd (“WBBJ”) which is controlled by our CEO Koichi Ishizuka.

Due to related party

During the period ended October 31, 2023, NMCO was invoiced approximately $42,118 by related party Mama Foods and approximately $239 by related party Dr. Foods, Inc. (“ Dr. Foods”), which are controlled by our CEO Koichi Ishizuka.

Short term loans

During the period ended October 31, 2023, our subsidiary Next Meats Japan received funds from and made repayments to related party WB Burgers Japan Co. Ltd (“WBBJ”) which resulted in a net amount of approximately $300,983 owed to WBBJ. WBBJ is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, was loaned approximately $21,403, using the October 31, 2023 currency exchange rate, from officers of the company.

These loans are unsecured, noninterest-bearing, and payable upon demand.

Additional Paid-In Capital

During the period ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, was loaned approximately $2,687 from the director of the company. This loan was forgiven and was recorded as additional paid-in capital.

Revenue

During the period ended October 31, 2023, NMCO recorded approximately $79,715 in revenue from Mama Foods and recorded approximately $1,722 in revenue from WBBJ.

Cost of Revenues

During the period ended October 31, 2023, NMCO purchased products totaling approximately $246,907 from Mama Foods.

Office Space

From time to time, we may utilize the office space and equipment of our management at no cost.

Net Loss

For the three months ended October 31, 2023, we incurred a net loss of $323,507, whereas for the three-month period ended October 31, 2022 we incurred a net loss of $786,739. The variance in net loss between periods is a result of our decreased business activity.

For the six months ended October 31, 2023, we incurred a net loss of $660,027, whereas for the six-month period ended October 31, 2022 we incurred a net loss of $1,729,238. The variance in net loss between periods is a result of our decreased business activity.

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

Additional information regarding the Company, its products, and its mission can be found on its website: www.nextmeats.co.jp

Other Info

Recently, WB Burgers Japan Co., Ltd., a wholly owned subsidiary of WB Burgers Asia, Inc., a Nevada Company, began operating a ghost kitchen in Japan, called “ Next Restaurant”, serving amongst other menu options, products developed by Next Meats Co., Ltd. Via indirect and direct ownership, Koichi Ishizuka is the majority shareholder of WB Burgers Asia, Inc. He also serves as the sole officer and director of WB Burgers Asia, Inc.

Revenues and liabilities as a result of the aforementioned partnership have been inconsequential thus far. Pursuant to the aforementioned partnership, at this time, Next Meats Co., Ltd. is to receive a 1% royalty fee paid to Next Meats Co., Ltd. based on revenue earned from selling Next Meats’ products.

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

The Company has not recorded enough revenue to cover its operating costs and gross revenue for the six months ended October 31, 2023 decreased by $395,691 or 45.41% as compared to the six months ended October 31, 2022. Management attributes this drop in revenue to global economic challenges, a restructuring of the Company’s large-scale sales department, changes in product offerings, and discontinued operations in two subsidiaries.

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

As of October 31, 2023, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of Koichi Ishizuka, our chief executive officer and chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending October 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

In May of 2023, a shareholder of Next Meats Holdings, Inc. (“the Company”) brought an action against Koichi Ishizuka and White Knight Co., Ltd., in the Southern District of New York for recovery of alleged short swing profits earned under Section 16(b) of the Securities Exchange Act of 1934. Koichi Ishizuka and White Knight Co., Ltd. are vigorously defending this matter. Although recovery was sought only from Koichi Ishizuka and White Knight Co., Ltd., the Company was also named as a nominal defendant. The plaintiff seeks no relief against the Company. Next Meats Holdings, Inc. has no direct exposure in connection with the lawsuit and this action should not be considered material to the Company.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.1 (iii)	Certificate of Amendment (3)

3.1 (iv)	Certificate of Amendment (4)

3.2	Amended By-laws (5)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 25, 2021, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on December 29, 2021, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(6)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: December 8, 2023

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: December 8, 2023