Form 10-K/A
period 2022-04-30
Next Meats Holdings, Inc.
filed 2024-03-01
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Explanatory Note: The following Form 10-K should be read as of the date it was originally filed, September 29, 2022. The Form 10-K originally filed on September 29, 2022, has been amended herein, to include additional information throughout that has been requested to be included pursuant to an SEC comment letter, dated June 14, 2023. Additionally, we have made adjustments to the financial statements and associated notes as it relates to the below matter:

On January 28, 2021, our majority shareholder at the time, Next Meats Co., Ltd., (“the Company”) along with our Board of Directors, took action to ratify, affirm, and approve the issuance of 452,352,298 shares of the Company's restricted common stock to Next Meats Co., Ltd. The shares were originally accounted for based on the fair market value closing price per share of common stock based on the open market at the time.  However, the Company later determined that the subject valuation analysis was not credible resulting in the subject value conclusion to not be meaningful given the issuance should have been accounted for as a common control transaction. As such, it is the Company’s belief that the open market value of its common shares did not, at that time, reflect the true value of the shares.

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

On December 16, 2021, we acquired Next Meats Co., Ltd., a Japan Company.

On or about February 7, 2022, we incorporated Next Meats USA, Inc., a California Company.

On or about February 8, 2022, we incorporated Next Meats HK Co. Limited, a Hong Kong Company.

On or about March 2, 2022, we incorporated Next Meats (S) Pte. Ltd., a Singapore Company.

Business Information

We share the same business plan as that of our subsidiaries and we also act as a holding company for our subsidiaries. Through Next Meats Co., Ltd., Next Meats USA, Inc., Next Meats HK Co. Limited, Next Meats (S) Pte. Ltd., and NextMeats France, we develop and sell, primarily, alternative meat products, with ingredients derived from predominantly, plant based materials. For the purposes of the foregoing business plan, all references to “Next Meats”, Next Meats Co., Ltd.”, “NextMeats France”, “Next Meats USA”, “Next Meats HK”, “Next Meats (S) Pte. Ltd.”, or “the Company”, refer collectively to Next Meats Holdings, Inc., and its subsidiaries, unless otherwise noted.

Our products are sold in Japan, and the United States, and we have intentions to sell products in Hong Kong in the future, as of our fiscal year end April 30, 2022. At this time, given our early stages of development, and our current level of operations, we believe we have not captured a material market share of the industry in which we operate. We cannot state with any level of certainty the exact size of the market in which we operate, however, according to Fortune Business Insights in 2021 the global meat substitutes market was 5.41 billion dollars (https://www.fortunebusinessinsights.com/industry-reports/meat-substitutes-market-100239).

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

While we maintain rigorous safety and cleanliness standards for the factories that produce Next Meats products, it should be noted that we do not, at this time, directly manufacture any of our products. Some of our products are manufactured utilizing the facilities of Mama Foods Co., Ltd., while in other instances we use, and may continue to utilize, facilities of third party strategic partners to manufacture certain products (for example, the Next Patty is manufactured by one of these third parties). In the future, we may seek to manufacture our products internally, but at this time we have no plans to do so. We intend to maintain ongoing relationships and agreements with local manufacturers for as long as they remain certified by JFS, HALAL, etc. and meet our rigorous safety and cleanliness standards. From time to time we send out staff members into the facilities that manufacturer our products for ongoing inspections and observation.

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

 Information relating to our trademarks as of September 29, 2022 is below:

Register Number	Trade Mark		Company Name	Filing date	Registration Date	Expiration Date
Japanese language

登録6602089	§ＮＥＸＴ＼ＭＥＡＴＳ	ネクストミーツ,ネクスト,ミーツ	Next Meats Co., Ltd	6/2/2021	8/17/2022	8/17/2032
(商願2021-067943)
登録6570170	ＮＥＸＴ ＥＡＴＳ	ネクストイーツ,ネクスト,イーツ	Next Meats Co., Ltd	1/12/2022	6/10/2022	8/17/2032
(商願2022-002532)
登録6547408	ＮＥＸＴ ＰＯＲＫ	ネクストポーク,ネクスト	Next Meats Co., Ltd	7/13/2021	4/21/2022	4/21/2032
(商願2021-087686)
登録6544846	ＮＥＸＴ ＧＯ	ネクストゴー,ネクスト	Next Meats Co., Ltd	11/4/2021	4/14/2022	4/14/2032
(商願2021-137491)
登録6536701	ＮＥＸＴ ＢＯＸ	ネクストボックス,ネクスト,ボックス,ビイオオエックス	Next Meats Co., Ltd	9/30/2021	3/29/2022	3/29/2032
(商願2021-121812)
登録6527704	ＮＥＸＴ ＭＥＡＬ	ネクストミール,ネクスト	Next Meats Co., Ltd	10/1/2021	3/14/2022	3/14/2032
(商願2021-122403)
登録6519269	ＮＥＸＴカニカマ	ネクストカニカマ,ネクスト,カニカマ	Next Meats Co., Ltd	9/14/2021	2/25/2022	2/25/2032
(商願2021-114486)
登録6518774	ＮＥＸＴ ＢＵＲＧＥＲ	ネクストバーガー,ネクスト	Next Meats Co., Ltd	5/19/2021	2/25/2022	2/25/2032
(商願2021-060854)
登録6512991	ＮＥＸＴライス	ネクストライス,ネクスト	Next Meats Co., Ltd	8/23/2021	2/14/2022	2/14/2032
(商願2021-104630)
登録6511423	ＮＥＸＴ ＢＲＥＡＤ	ネクストブレッド,ネクスト	Next Meats Co., Ltd	8/23/2021	2/9/2022	2/9/2032
(商願2021-104629)
登録6511377	ＮＥＸＴアイス	ネクストアイス,ネクスト	Next Meats Co., Ltd	8/5/2021	2/9/2022	2/9/2032
(商願2021-097811)
登録6502505	サプリミール	サプリミール,サプリ	Next Meats Co., Ltd	7/27/2021	1/20/2022	1/20/2032
(商願2021-093128)
登録6491298	ＮＥＸＴ ＹＯＧＵＲＴ	ネクストヨーグルト,ネクスト	Next Meats Co., Ltd	6/29/2021	12/23/2021	12/23/2031
(商願2021-080947)
登録6491297	ＮＥＸＴ ＴＵＮＡ	ネクストツナ,ネクスト	Next Meats Co., Ltd	6/29/2021	12/23/2021	12/23/2031
(商願2021-080946)
登録6491289	ＮＥＸＴ ＥＧＧ	ネクストエッグ,ネクスト	Next Meats Co., Ltd	6/28/2021	12/23/2021	12/23/2031
(商願2021-080320)
登録6471043	ＮＥＸＴカルビ	ネクストカルビ,ネクスト	Next Meats Co., Ltd	2/17/2021	11/15/2021	11/15/2031
(商願2021-018660)
登録6469349	ＮＥＸＴ ＹＡＫＩＴＯＲＩ	ネクストヤキトリ,ネクスト,ヤキトリ	Next Meats Co., Ltd	6/17/2021	11/10/2021	11/10/2031
(商願2021-075370)
登録6464975	ＮＥＸＴ ＣＵＲＲＹ	ネクストカレー,ネクストカリー,ネクスト	Next Meats Co., Ltd	4/26/2021	11/2/2021	11/2/2031
(商願2021-051547)
登録6464273	ＮＥＸＴ ＢＡＬＬ	ネクストボール,ネクスト,ボール	Next Meats Co., Ltd	4/26/2021	11/1/2021	11/1/2031
(商願2021-051546)
登録6427298	ＮＥＸＴすき焼き	ネクストスキヤキ,ネクスト	Next Meats Co., Ltd	2/22/2021	8/11/2021	8/11/2031
(商願2021-020606)
登録6424042	ＮＥＸＴハラミ	ネクストハラミ,ネクスト,ハラミ	Next Meats Co., Ltd	2/17/2021	8/3/2021	8/3/2031
(商願2021-018659)
登録6418022	ＮＥＸＴ ＣＨＩＣＫＥＮ	ネクストチキン,ネクスト	Next Meats Co., Ltd	2/2/2021	7/19/2021	7/19/2031
(商願2021-011765)
登録6413904	地球を終わらせない	チキューオオワラセナイ	Next Meats Co., Ltd	1/22/2021	7/9/2021	7/9/2031
(商願2021-007076)
登録6408124	Ｎ－ｍｅａｔ	エヌミート	Next Meats Co., Ltd	12/17/2020	6/28/2021	6/28/2031
(商願2020-155899)
登録6384140	ＮＥＸＴ ＳＴＥＡＫ	ネクストステーキ,ネクスト	Next Meats Co., Ltd	11/24/2020	4/28/2021	4/28/2031
(商願2020-144762)
登録6384139	ＮＥＸＴ ＧＹＵＤＯＮ	ネクストギュードン,ネクスト,ギュードン	Next Meats Co., Ltd	11/24/2020	4/28/2021	4/28/2031
(商願2020-144761)
登録6378110	ＮＥＸＴＢＵＲＧＥＲ	ネクストバーガー,ネクスト	Next Meats Co., Ltd	9/23/2020	4/15/2021	4/15/2031
(商願2020-117275)
登録6371404	ＮＥＸＴＹＡＫＩＮＩＫＵ	ネクストヤキニク	Next Meats Co., Ltd	9/23/2020	3/31/2021	3/31/2031
(商願2020-117273)
登録6336413	ＮｅｘｔＭｅａｔｓ	ネクストミーツ	Next Meats Co., Ltd	5/27/2020	1/4/2021	1/4/2031
(商願2020-065811)

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

Supermarkets

- **Ito Yokado**
- **Aeon**
- **Genshin**
- **Life**
- **Nissin World Delicatessen**
- **The Garden**
- **Kasumi**
- **Anrindo etc.**

Restaurants

- **Yakiniku Like**
- **IKEA**
- **Ten Fingers Burger etc**

QUICK! VALUE!
で話題騒然!!
世界初 植物性焼肉
NEXT MEATS
NEXTハラミ

Additionally, in Taiwan and Vietnam there are individuals (they are not employees, but they are business associates of our officers and directors) who act as local distributors and sell our products to distributors/retailers in each country, respectively. In Vietnam and Taiwan, we sell the TVP (Textured Vegetable Protein) from Japan and conduct the final processing of our products locally. Further, in both Vietnam and Taiwan, the final processing is done at partner factories. In the future, we plan to establish official subsidiaries for each of these countries and transfer business operations directly to them. To date, we have incorporated subsidiaries in Japan, the USA, Hong Kong, Singapore, and France, with future expansion efforts in development. At present we sell our products in Japan and the United States.

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

At this time, some of Next Meats’ products are manufactured at facilities owned by Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company. Mama Foods is owned and controlled, at this time, by White Knight Co., Ltd., which in turn is owned and controlled by our Chief Executive Officer, Koichi Ishizuka.

Occasionally, we may procure raw materials from Japanese suppliers for our products and sell these raw materials to Mama Foods Co., Ltd. Subsequently, Mama Foods Co., Ltd., after turning these raw materials into finished products, may sell these finished products back to us. At this time, we do not sell raw materials to any of our manufacturers with the exception of Mama Foods Co., Ltd.

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

Japan

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

United States

Importing and selling food products in the United States involves adherence to a comprehensive set of rules and regulations to ensure the safety and quality of the products reaching consumers. The primary regulatory body overseeing this process is the U.S. Food and Drug Administration (FDA). The FDA is responsible for enforcing laws and regulations that govern the safety and labeling of food products.

One critical aspect is the Food Safety Modernization Act (FSMA), enacted to prevent foodborne illnesses and enhance the safety of the U.S. food supply chain. FSMA mandates that importers implement risk-based preventive controls, conduct foreign supplier verification programs, and adhere to new standards for food facilities. Importers are required to ensure that the foreign suppliers they work with meet these safety standards.

In addition to FSMA, labeling regulations play a crucial role. The FDA has specific requirements for food labeling, covering aspects such as nutrition facts, ingredient declarations, allergen information, and health claims. Importers must ensure that the labels on their food products comply with these regulations to provide consumers with accurate and transparent information.

Customs and Border Protection (CBP) is another key player in the import process. Importers must submit accurate and complete information through the Automated Commercial Environment (ACE) system, including details about the food products, their origin, and compliance with FDA regulations. CBP works in conjunction with the FDA to conduct inspections and enforce import requirements.

Licenses/ Approvals

The Company does not believe it’s required to obtain any licenses or approvals to market and sell its products in the United States or Japan. However, it is imperative to recognize that manufacturers of the products we distribute in these jurisdictions may indeed necessitate specific licenses and approvals as noted above. These could include FDA approval and adherence to appropriate food labeling requirements in accordance with local laws and regulations. Our exclusive focus lies in the importation and resale of food products manufactured by third parties.

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

Despite these, and other, competitors, we believe that we have significant competitive strengths which poise Next Meats to become a prominent market participant in the alternative food industry going forward. These strengths include, but are not limited to, our opinion that the alternate meat product(s) we offer taste similar to and retain the same textures as genuine meat products, while other products on the market may not retain such qualities. Additionally, we believe that our available products are a healthier option than various other food products on the market. Therefore, we believe that social trends toward a healthier lifestyle may, in our opinion, contribute to gaining market share more easily than our competitors who offer less healthy alternatives.

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

On or about December 29, 2021, we sold 270,929 shares of restricted Common Stock to Demic Co., Ltd., a Japanese Company, at a price of $2.00 per share of Common Stock. The total subscription amount paid by Demic Co., Ltd. was approximately $541,858. Demic Co., Ltd. is not considered a related party to the Company.

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

Business Overview

We share the same business plan as that of our subsidiaries and we also act as a holding company for our subsidiaries. Through Next Meats Co., Ltd., Next Meats USA, Inc., Next Meats HK Co. Limited, Next Meats (S) Pte. Ltd., and NextMeats France, we develop and sell, primarily, alternative meat products, with ingredients derived from predominantly, plant based materials.

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

If we need additional cash and cannot raise it, we will have to adjust our operating strategy accordingly, potentially scaling back operations. We expect that we will require significant funding going forward to fund our future operations, funds of which we do not have available at present. If our revenues do not increase to support our required levels of funding, or if we are unable to raise additional capital from the sale(s) of our common stock, or if management is unwilling to fund our operations, we may need to scale back operations or adjust our operating strategy.

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

The construction in progress of $282,230, as of April 30, 2022, was comprised of schematics, drawings, and other similar items of this nature as it related to our previous intent to create what we called, the “NEXT Factory”.

Revenues

For the fiscal years ended April 30, 2022 and 2021, we generated revenue in the amount of $6,950,236 and $398,386, respectively. For the fiscal years ended April 30, 2022 and 2021, our cost of revenues were $5,707,788 and $301,166, respectively. For the fiscal years ended April 30, 2022 and 2021, our gross profit was $1,242,448 and $97,220, respectively. The increase in gross profit came about as a result of increased operations and other factors, as noted below.

As we do not manufacture our own products, we depend on external suppliers for manufacturing and obtaining the components that constitute our product offerings. We believe recent inflationary pressures have negatively impacted our profit margins on sales. We believe that this is due to increased costs in producing and reselling products, which we believe would have been lower in the absence of elevated inflation rates.

Operating Activities

Our focus is selling products that may be considered meat substitutes, however, we also sell other non-meat products, such as rice, which made up a considerable amount of our revenues for the year ended April 30, 2022. The vitality of this segment of our business relies heavily on our ability to procure and resell rice at competitive price points. Any challenges in this regard could potentially impact this facet of our operations negatively. As of the date of this report, we’ve observed a notable shift in consumer preferences towards plant-based products, aligning with ethical, environmental, social, and financial considerations. The company firmly believes that the growing awareness of these factors will lead to an increased market acceptance and consumer demand for plant-based meat alternatives. This trend, we anticipate, will persist and strengthen in the future although we can’t state with any level of certainty this will be the case.

Expenses

For the year ended April 30, 2022, and April 30, 2021, our general and administrative expenses were $6,592,923 and $1,164,130, respectively. For the year ended April 30, 2022, and April 30, 2021, our depreciation expenses were $54,023 and $4,711, respectively. For the year ended April 30, 2022, and April 30, 2021, our total operating expenses, which were comprised primarily of general and administrative expenses, were $6,646,945 and $1,164,130, respectively. The variance in total operating expenses between periods was primarily attributable to what we believe to be increased operations, which resulted in larger capital expenditures, during the fiscal year ended April 30, 2022 when compared to the fiscal year ended April 30, 2021.

Net Loss

We recorded a net loss of $5,795,980 and $1,069,894 for the years ended April 30, 2022 and 2021, respectively. The greater net loss for the year ended April 30, 2022, was the result of significantly larger general and administrative expenses incurred during the 2022 fiscal year.

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

The Company recorded construction in progress of $(112,905) under “Cash Flows From Investing Activities” as a result of returned funds from contractor(s) for projects/ services the Company decided to terminate as it related to creating the “NEXT Factory”.

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

Controls and Procedures

We have not timely filed multiple quarterly and annual reports. Given we have not timely filed numerous reports, it may be reasonable to expect that this trend will continue.

Our Chief Executive Officer recognizes that the Company’s controls and procedures would be substantially improved if we had an audit committee and as such is actively seeking to remediate this issue by hiring additional staff. Such efforts are ongoing and as of the date of this report no progress has been made.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

September 29, 2022, except for the effects on the financial statements of the restatement described in Note 2, as to which the date is March 1, 2024

- F2 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(AUDITED)

(RESTATED)

	April 30, 2022	April 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$620,297	$7,210,200
Accounts receivable	1,288,591	263,471
Advance payments and prepaid expenses	1,335,832	38,954
Inventories	598,044	249,434
TOTAL CURRENT ASSETS	3,842,764	7,762,059

Non-current assets
Equipment, net depreciation	$168,241	$206,468
Construction in progress	282,230	169,325
Land and improvements	1,093,028	-
Long term prepaid expenses	2,695	12,301
Deferred assets	739	-
Security deposits	151,403	18,860
Stock	187,500	316,717
TOTAL NON-CURRENT ASSETS	1,885,836	723,672

TOTAL ASSETS	$5,728,600	$8,485,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$558,361	$492,357
Due to related party	-	2,829
Income tax payable	23,841	3,679
TOTAL CURRENT LIABILITIES	582,201	498,865
Noncurrent Liabilities
Loans	271,613	-

TOTAL LIABILITIES	$853,814	$498,865

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of April 30, 2022 and April 30, 2021)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 502,255,600 and 500,000,000 shares issued and outstanding as of April 30, 2022 and April 30, 2021, respectively)	502,256	500,000
Non-controlling interest	-	52,374
Additional paid-in capital	12,451,941	8,588,958
Accumulated deficit	(6,880,384)	(1,084,404)
Accumulated other comprehensive income(loss)	(1,199,027)	(70,061)

TOTAL SHAREHOLDERS' EQUITY	$4,874,786	$7,986,866

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,728,600	$8,485,731

The accompanying notes are an integral part of these audited restated condensed consolidated financial statements.

- F3 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(AUDITED)

(RESTATED)

	Year Ended April 30, 2022		Year Ended April 30, 2021

REVENUES
Revenues	$6,950,236		$398,386
Cost of revenues	5,707,788		301,166
GROSS PROFIT (LOSS)	1,242,448		97,220

OPERATING EXPENSE
Depreciation	54,023		4,711
General and administrative expenses	6,592,923		1,159,640
Total operating expenses	6,646,945		1,164,130

Income (loss) from operations	(5,404,498)		(1,067,130)

Other income (expense)
Interest expense	(4,201)		-
Other expense	(9,588)		-
Stock loss	(303,181)		-
Other income	16,036		1,017
Total other income (expense)	(300,935)		1,017

Net income (loss) before tax	(5,705,432)		(1,066,114)
Income tax expense	90,547		3,780
NET INCOME (LOSS)	$(5,795,980)		$(1,069,894)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(1,128,966)		$(70,061)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(6,924,946)		$(1,136,175)

Income per common share
Basic	$(0.01)	$	$(0.01)
Diluted	$-	$	$-

Weighted average common shares outstanding
Basic	$500,557,170	$	$152,260,753
Diluted	$-	$	$-

The accompanying notes are an integral part of these audited restated condensed consolidated financial statements.

- F4 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD APRIL 30, 2020 TO APRIL 30, 2022

(AUDITED)

(RESTATED)

	Common Shares	Par Value Common Shares	Noncontrolling Interest	Additional Paid-in Capital	Accumulated Other Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$-	$2,885	$-	$(14,510)	$(1,625)
Noncontrolling interest	-	-	52,374	-	-	-	52,374
Shares cancelled and returned	(10,000)	(10,000)	-	10,000	-	-	-
Shares issued in reorganization	47,647,702	47,648	-	(47,648)	-	-	-
Shares issued for services rendered to the company	452,352,298	452,352	-	(452,352)	-	-	-
Expenses paid on behalf of the company and contributed as capital	-	-	-	20,070	-	-	20,070
Net loss	-	-	-	-	-	(1,069,894)	(1,069,894)
Foreign currency translation	-	-	-	-	(70,061)	-	(70,061)
Balances, April 30, 2021	500,000,000	$500,000	$52,374	$8,588,958	$(70,061)	$(1,084,404)	$7,986,866
Noncontrolling interest	-	-	(52,374)	-	-	-	(52,374)
Common shares sold	2,255,600	2,256	-	3,867,939	-	-	3,870,194
Previously contributed expenses paid by company	-	-	-	(4,955)	-	-	(4,955)
Net loss	-	-	-	-	-	(5,795,980)	(5,795,980)
Foreign currency translation	-	-	-	-	(1,128,966)	-	(1,128,966)
Balances, April 30, 2022	502,255,600	$502,256	$-	$12,451,941	$(1,199,027)	(6,880,384)	$4,874,786

The accompanying notes are an integral part of these audited restated condensed consolidated financial statements.

- F5 -

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

(RESTATED)

	Year Ended April 30, 2022	Year Ended April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(5,795,980)	$(1,069,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,023	4,584

Changes in operating assets and liabilities:
Accounts receivable	(1,025,119)	(265,883)
Accrued expenses and other payables	66,004	490,732
Advance payments and prepaid expenses	(1,287,272)	(48,844)
Accounts payable – related party	(2,829)	2,829
Security deposits	(132,544)	(18,860)
Deferred assets	(739)	-
Income tax payable	20,162	3,679
Inventories	(348,610)	(249,434)
Net cash used in operating activities	(8,452,904)	(1,151,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(15,795)	(211,053)
Construction in progress	(112,905)	(169,325)
Land and improvements	(1,093,028)	-
Cash paid for stock	129,217	(316,717)
Net cash used in investing activities	(1,092,511)	(697,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	(4,955)	20,071
Common shares sold	3,870,194	-
Loans	271,613	-
Stock issuance	(52,374)	9,108,376
Net cash provided by financing activities	4,084,478	9,128,446

Net effect of exchange rate changes on cash	$(1,128,966)	$(70,061)

Net Change in Cash and Cash Equivalents	(6,589,903)	7,210,200
Cash and cash equivalents - beginning of period	7,210,200	-
Cash and cash equivalents - end of period	$620,297	$7,210,200

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,201	$3,305
Income taxes paid	$-	$41,884

NON-CASH INVESTING AND FINANCING TRANSACTIONS	$-	$-

The accompanying notes are an integral part of these audited restated condensed consolidated financial statements.

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

- F7 -

Note 2 - Restatement

On January 28, 2021, our majority shareholder at the time, Next Meats Co., Ltd., along with our Board of Directors, took action to ratify, affirm, and approve the issuance of 452,352,298 shares of the Company's restricted common stock to Next Meats Co., Ltd. The shares were originally accounted for based on the fair market value closing price per share of common stock based on the open market at the time.  However, the Company has now determined that the subject valuation analysis was not credible resulting in the subject value conclusion to not be meaningful given the issuance should have been accounted for as a common control transaction. As such, it is the Company’s belief that the open market value of its common shares did not, at that time, reflect the true value of the shares.

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

	April 30,		Effect of Change
	As Previously Reported 2022	Restated 2022
BALANCE SHEET
Total Assets	5,728,600	5,728,600	-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Total Liabilities	853,814	853,814	-

Preferred Stock	-	-	-
Common Stock	502,256	502,256	-
Additional paid-in capital	5,893,031,815	12,451,931	(5,880,579,874)
Accumulated deficit	(5,887,460,258)	(6,880,374)	5,880,579,874
Total Liabilities and Stockholders’ Deficit	5,728,600	5,728,600	-

Note 3 - Summary of Significant Accounting Policies

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

The Company’s stock-based compensation for the periods ended April 30, 2022 and April 30, 2021 were $0 for both periods.

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

We have no assets and leases that we believe we will be impacted in the foreseeable future by the newly adopted accounting standard(s) mentioned above.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

- F8 -

Note 4 - Going Concern

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

Note 5 - Income Taxes

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

Note 6 - Commitments and Contingencies

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

Note 7 - Stock

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

Note 8 - Accrued Expenses and other payable

Accrued expenses and other payables totaled $558,361 and $492,357 as of April 30, 2022 and April 30, 2021, respectively, and consisted primarily of accrued professional fees, non-trade accounts payable to NMCO and consumption tax receipts held by NMCO and accounts payable to NMCO, respectively.

Note 9 - Shareholders’ Equity

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

Note 10 - Related-Party Transactions

Office Space

From time to time, we may utilize the office space and equipment of our management at no cost.

Note 11 - Subsequent Events

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

Our Chief Executive Officer recognizes that its controls and procedures would be substantially improved if we had an audit committee and as such is actively seeking to remediate this issue by hiring additional staff. Such efforts are ongoing and as of the date of this report no progress has been made.

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

Mr. Koichi Ishizuka, Age 51 - Chief Executive Officer, Chief Financial Officer and Director

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka, age 51, attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Zentrum Holdings, Inc., formerly known as, “Off Line International, Inc.” and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc. since 2017, Photozou Koukoku Co., Ltd. since 2017, Off Line International, Inc. since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020, he was appointed as Chief Financial Officer of Next Meats Holdings, Inc., a position he still holds today, and on December 28, 2021 he was also appointed to the position of Chief Executive Officer. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. On July 30, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Dr. Foods, Inc., formerly known as, “Catapult Solutions, Inc.” On September 17, 2021, Mr. Ishizuka became a Director of Next Meats France. On December 16, 2021, Mr. Ishizuka became the Co-Chief Executive Officer and Director of Next Meats Co., Ltd. On or about February 7, 2022, Mr. Ishizuka became a Director of Next Meats USA. On or about March 2, 2022, Mr. Ishizuka became a Director of Next Meats (S) Pte. Ltd. On March 21, 2022, Mr. Ishizuka became the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of Perfect Solutions Group, Inc.

The companies mentioned above in the biographical information for Koichi Ishizuka that are public companies are Next Meats Holdings, Inc., WB Burgers Asia, Inc., Photozou Holdings, Inc., Perfect Solutions Group, Inc., Dr. Foods, Inc., and Zentrum Holdings, Inc.

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Directors believe they can adequately perform the functions of such committees.

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

Although we believe our officers and directors believe that they are capable of understanding internal controls and procedures for financial reporting, historical failures to file required periodic reports on time have evidenced that they have not practiced effective internal controls and procedures for financial reporting, nor is there any guarantee that such efforts will prove more effective in the future.

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

Our officers and directors recognize that the Company’s controls and procedures would be substantially improved if we had an audit committee and as such is actively seeking to remediate this issue by hiring additional staff. Such efforts are ongoing and as of the date of this report no progress has been made.

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

Notable Relationships

Mama Foods Co., Ltd., a Japanese Company, manufactures food products for the Next Meats Holdings, Inc., and its subsidiaries, on a need be basis. This need be basis is arbitrarily determined by our Chief Executive Officer. As of April 30, 2022, fees paid to Mama Foods Co., Ltd. for manufacturing goods, subsequently sold by Next Meats, was approximately $83,111.

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

Other Info

From time to time, we may utilize the office space and equipment of our management at no cost. We estimate such amounts to be immaterial.

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

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (7)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (7)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (7)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101) (7)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 25, 2021, and incorporated herein by this reference.
(4)	Filed herewith
(5)	Filed as an exhibit to the Company's Form 8-K as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(6)	Filed herewith.
(7)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

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

Dated: March 1, 2024

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

Dated: March 1, 2024

By: /s/ Hideyuki Sasaki

Name: Hideyuki Sasaki

Title: Chief Operating Officer, Director

Dated: March 1, 2024