Form 10-Q
period 2024-01-31
Next Meats Holdings, Inc.
filed 2024-03-25
CIK 1811530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2024

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

As of March 25, 2024, there were 437,592,510 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding. As of March 25, 2024, there were no shares of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	CONDENSED CONSOLIDATED BALANCE SHEETS as of January 31, 2024 (unaudited) and aPRIL 30, 2023	F1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED January 31, 2024 AND JANUARY 31, 2023 (UnAUDITED)	F2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD APRIL 30, 2023 TO JANUARY 31, 2024 AND FOR THE PERIOD APRIL 30, 2022 TO JANUARY 31, 2023 (UNAUDITED)	F3
	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED January 31, 2024 and JANUARY 31, 2023 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS	F5-F6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4
ITEM 4	CONTROLS AND PROCEDURES	5

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	6
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	6

SIGNATURES		7

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	January 31, 2024 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$40,000	$292,454
Accounts receivable	213,840	339,463
Accounts receivable - related party	15,245	839
Accounts receivable - related party from discontinued operations	13	13
Advance payments and prepaid expenses	45,763	194,987
Inventories	82,074	134,646
TOTAL CURRENT ASSETS	396,935	962,402

Non-current assets
Equipment, net depreciation	$89,597	$120,531
Security deposits	128,253	141,750
TOTAL NON-CURRENT ASSETS	217,850	262,281

TOTAL ASSETS	$614,785	$1,224,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses and other payables	$264,548	$343,742
Due to related party	38,739	9,815
Advance receipts	296,176	416,075
Short term loans	14,019	23,494
Current portion of long term loans	39,607	-
Short term loans - related party	383,599	23,858
TOTAL CURRENT LIABILITIES	1,036,687	816,984
Noncurrent Liabilities
Loans	$138,190	$231,894
Loans - related party	330,492	127,588
Other long term liabilities	-	1,753
TOTAL LIABILITIES	$1,505,370	$1,178,219

Shareholders' Equity(Deficit)
Preferred stock ($0.001 par value, 20,000,000 shares authorized, 0 issued and outstanding as of January 31, 2024 and April 30, 2023)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized, 437,592,510 and 502,562,280 shares issued and outstanding as of January 31, 2024 and April 30, 2023, respectively)	437,592	502,256
Additional paid-in capital	12,927,153	12,747,075
Accumulated deficit	(12,538,101)	(11,712,412)
Accumulated other comprehensive income(loss)	(1,719,407)	(1,492,940)
Accumulated other comprehensive income(loss) from discontinued operations	2,178	2,179

TOTAL SHAREHOLDERS' EQUITY(DEFICIT)	$(890,585)	$46,464

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)	$614,785	$1,224,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023	Nine Months Ended January 31, 2024	Nine Months Ended January 31, 2023

REVENUES
Revenues	$204,166	$221,567	$598,353	$1,092,882
Revenues - related party	60,469	-	141,906	-
Total revenues	264,635	221,567	740,259	1,092,882
Cost of revenues	98,356	209,841	192,168	977,301
Cost of revenues - related party	114,652	-	361,559	-
Total cost of revenues	213,008	209,841	553,727	977,301
GROSS PROFIT (LOSS)	51,627	11,726	186,532	115,581

OPERATING EXPENSE
Depreciation	6,476	12,534	19,093	30,516
General and administrative expenses	228,277	315,174	949,336	2,048,038
Total operating expenses	234,753	327,708	968,429	2,078,554

Income (loss) from operations	(183,126)	(315,982)	(781,897)	(1,962,973)

Other income (expense)
Interest expense	(2,372)	(1,692)	(6,248)	(5,386)
Other expense	(7,822)	34,942	(133,498)	(88,129)
Other income	6,400	192,956	28,157	237,814
Other income - related party	21,257	-	67,797	-
Total other income (expenses)	17,463	226,206	(43,792)	144,299

Net income (loss) before tax	(165,663)	(89,776)	(825,689)	(1,818,674)
Income tax expense	-	(341)	-	-
NET INCOME (LOSS)	$(165,663)	$(89,435)	$(825,689)	$(1,818,674)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(629)	$397,698	$(226,468)	$(154,767)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(166,292)	$308,263	$(1,052,157)	$(1,973,441)

Income per common share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	448,551,110	502,465,609	502,562,280	502,193,032
Diluted	-	-	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

-F2-

NEXT MEATS HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period April 30, 2023 to January 31, 2024

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, April 30, 2023	502,562,280	$502,562	$12,747,075	$(1,490,761)	$(11,712,412)	$46,464
Common shares sold	311,102	311	114,797	-	-	115,108
Net loss	-	-	-	-	(336,520)	(336,520)
Foreign currency translation	-	-	-	(216,729)	-	(216,729)
Balances, July 31, 2023	502,873,382	$502,873	$12,861,872	$(1,707,490)	$(12,048,932)	$(391,677)
Shares purchased and returned to treasury	(40,168,092)	(40,168)	40,168	-	-	-
Net loss	-	-	-	-	(323,507)	(323,507)
Foreign currency translation	-	-	-	(9,110)	-	(9,110)
Balances, October 31, 2023	462,705,290	$462,705	$12,902,040	$(1,716,600)	$(12,372,439)	$(724,293)
Shares purchased and returned to treasury	(25,112,780)	(25,113)	25,113	-	-	-
Net loss	-	-	-	-	(165,663)	(165,663)
Foreign currency translation	-	-	-	(629)	-	(629)
Balances, January 31, 2024	437,592,510	$437,592	12,927,153	$(1,717,229)	$(12,538,101)	$(890,585)

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

-F3-

NEXT MEATS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months January 31, 2024	Nine Months January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(825,689)	$(1,818,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	19,093	30,516
Provision for bad debt - Advance payments	131,816	-
Loss on the sale of fixed assets	-	371
Loss on the sale of stock	-	39,876

Changes in operating assets and liabilities:
Accounts receivable	125,623	754,722
Accounts receivable - related party	(14,406)	(192)
Short term loan receivable	-	(165,897)
Short term loans to the company	(9,475)	-
Short term loans to the company - related party	359,741	-
Advance receipts	(54,618)	-
Accrued expenses and other payables	(80,947)	86,486
Advance payments and prepaid expenses	17,409	34,456
Advance payments - related party	-	-
Accounts payable - related party	28,924	-
Security deposits	13,497	5,676
Deferred assets	-	739
Income tax payable	-	(23,841)
Expenses contributed to capital	-	87,283
Inventories	52,572	149,010
Net cash used in operating activities	(236,461)	(819,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment, net cash received for sale or disposal	-	(10,574)
Disposal of construction in progress	-	136,777
Disposal of land and improvements	-	29,581
Cash received for stock	-	147,624
Net cash provided by investing activities	-	303,408

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares sold	115,108	205,470
Common shares purchased and returned to treasury	(65,281)	-
Loans	(54,097)	(92,716)
Loans - related party	405,207	-
Payments on related party loans	(202,382)	-
Net cash provided by (used in) financing activities	198,635	112,754

Net effect of exchange rate changes on cash	$(214,627)	$154,768

Net Change in Cash and Cash Equivalents	(252,454)	(558,075)
Cash and cash equivalents - beginning of period	292,454	620,297
Cash and cash equivalents - end of period	$40,000	$58,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,248	$1,692
Income taxes paid	$-	$23,841

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at January 31, 2024 and April 30, 2023 were $40,000 and $292,454, respectively.

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

Inventory

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

January 31, 2024
Current JPY: US$1 exchange rate	147.55
Average JPY: US$1 exchange rate	144.74

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

Revenue for products is recognized when the products are delivered to the customer and the customer complete the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of January 31, 2024, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on January 31, 2024 and April 30, 2023.

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

The Company does not have any potentially dilutive instruments as of January 31, 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2024.

The Company’s stock-based compensation for the periods ended January 31, 2024 and January 31, 2023 was $0 for both periods.

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

The Company has not recorded enough revenue to cover its operating costs and gross revenue for the nine months ended January 31, 2024 decreased by $352,623 or 32.27% as compared to the nine months ended January 31, 2023. Management attributes this drop in revenue to global economic challenges, a restructuring of the Company’s large-scale sales department, changes in product offerings, and discontinued operations in two subsidiaries.

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

Note 4 - Advance payments and Prepaid Expenses

Advance payments are comprised mainly of payments for prepaid rent. As of January 31, 2024 and April 30, 2023, the Company had advance payments of $45,762 and $194,987, respectively.

Note 5 - Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives. When retired or otherwise disposed, the carrying value and accumulated depreciation of the fixed asset is removed from its respective accounts and the net difference less any amount realized from disposition is reflected in earnings. Expenditures for maintenance and repairs which do not extend the useful lives of the related assets are expensed as incurred.

As of January 31, 2024 and April 30, 2023 fixed assets, net depreciation, were made up of the following:

	Estimated
	Useful
	Life	July 31,	April 30,
	(approx. years)	2023	2023
Machinery and equipment	10	$68,824	$89,070
Machinery and equipment	5	3,315	5,209
Furniture fixtures and tools	4	742	3,011
Furniture fixtures and tools	5	5,705	8,965
Furniture fixtures and tools	6	2,211	3,242
Furniture fixtures and tools	10	2,032	2,630
Furniture fixtures and tools	12	3,719	4,677
Furniture fixtures and tools	15	3,049	3,725
Net book value		$89,597	$120,531

During the period ended January 31, 2024, the Company did not purchase any long-term assets. Total depreciation expense for the period ended January 31, 2024 was $19,093, which was recorded in our general and administrative expenses on our statement of operations.

During the year ended April 30, 2023, the Company, through its subsidiary in France (which has since been dissolved), disposed of fixed assets, including Machinery and equipment due to liquidation of subsidiary. The Company recorded a profit from the liquidation of the assets as $148,122 of other income.

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2024, the Company has incurred a net loss of approximately $12,538,101 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $2,633,001 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2023, we have completed four taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $12,538,101 which begins expiring in 2040. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Note 7 - Accrued Expenses

Accrued expenses and other payables totaled $264,548 and $343,742 as of January 31, 2024 and April 30, 2023, respectively, and consisted primarily of accrued professional fees, trade and non-trade accounts payable from NMCO, and trade payables from Next Meats USA.

Note 8 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares issued and outstanding as of January 31, 2024 and April 30, 2023.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were 437,592,510 and 502,562,280 shares of common stock issued and outstanding as of January 31, 2024 and April 30, 2023, respectively.

On or about December 5, 2023, the Company entered into an agreement for the purchase of 25,112,780 shares of the Company’s restricted Common Stock from Hiroki Tajiri, a Japanese Citizen, at a price of $0.001 per share of Common Stock. The transaction was completed, and recorded, by the Company’s transfer agent on December 11, 2023, at which time the 25,112,780 shares of common stock were cancelled and resumed the status of Treasury Shares. The total subscription amount paid by the Company was approximately $25,113. At this time, Hiroki Tajiri is not a related party to the Company.

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

Note 9 - Related-Party Transactions

Accounts receivable

During the period ended January 31, 2024, our subsidiary, Next Meats Japan Co., Ltd (“NMCO”), paid expenses totaling approximately $14,482 on behalf of Mama Foods Co., Ltd (“Mama Foods”), a Japanese company indirectly controlled by our CEO, Koichi Ishizuka.

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

Accounts payable

During the period ended January 31, 2024, NMCO was invoiced approximately $38,497 by related party Mama Foods and approximately $242 by related party Dr. Foods, Inc. (“ Dr. Foods”), which are controlled by our CEO Koichi Ishizuka.

Short term loans

During the period ended January 31, 2024, our subsidiary Next Meats Japan received funds from and made repayments to related party WB Burgers Japan Co. Ltd (“WBBJ”) which resulted in a net amount of approximately $383,599 owed to WBBJ. WBBJ is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, was loaned approximately $23,858 from officers of the company.

These loans are unsecured, noninterest-bearing, and payable upon demand.

Additional Paid-In Capital

During the period ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, was loaned approximately $2,687 from the director of the company. This loan was forgiven and was recorded as additional paid-in capital.

Revenue

During the period ended January 31, 2024, NMCO recorded approximately $139,866 in revenue from Mama Foods and recorded approximately $2,039 in revenue from WBBJ. The revenue was the result of the sale of food products to Mama Foods and WBBJ.

Cost of Revenues

During the period ended January 31, 2024, NMCO purchased products totaling approximately $361,559 from Mama Foods.

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

Assets

As of January 31, 2024, we had cash and cash equivalents of $40,000. As of April 30, 2023, we had cash and cash equivalents of $292,454. We believe that our cash and cash equivalents are less as of January 31, 2024, when compared to April 30, 2023, because our revenues have decreased since April 30, 2023, resulting in less available cash on hand. We believe this primarily results from our decision to no longer wholesale rice, coupled with what we believe to be a global downtrend in consumer spending. Information regarding our revenue is detailed below in the section titled, “Revenue”.

Our total current assets were $396,935 as of January 31, 2024, and $962,402 as of April 30, 2023. In addition to a decrease in available cash and cash equivalents, a decrease in advance payments, and a decrease in accounts receivable were primary contributor to our lesser current assets as of January 31, 2024 when compared to April 30, 2023. Our total non-current assets were $217,850 as of January 31, 2024 and $262,281 as of April 30, 2023.

As of January 31, 2024, our total assets were $614,785. As of April 30, 2023, our total assets were $1,224,683. We believe the variance between periods is attributable to the factors described above.

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

Liabilities

As of January 31, 2024, our total liabilities were $1,505,370. As of April 30, 2023, our total liabilities were $1,178,219. We believe the variance between periods is attributable primarily to a variance in short term loans between periods.

Revenue

For the three-month period ended January 31, 2024, we realized revenues of $204,166, cost of revenues of $98,356 and gross profits of $51,627. For the three-month period ended January 31, 2023, we realized revenues of $221,567, cost of revenues of $209,841 and gross profits of $11,726. For the three-month period ended January 31, 2024, when compared to the three-month period ended January 31, 2023, we realized less revenue, and cost of revenue, but our gross profits increased, which we attribute primarily to our decision to dispose of sample inventory (due to the inventory having reached its expiration date) near the end of the last fiscal year (disposed in March 2023), which resulted in a substantial reduction in the cost of goods sold. Accordingly, our inventory impact decreased during the three month period ended January 31, 2024, when compared to the three month period ended January 31, 2023.

For the nine-month period ended January 31, 2024, we realized revenues of $598,353, cost of revenues of $192,168 and gross profits of $186,532. For the nine-month period ended January 31, 2023, we realized revenues of $1,092,882, cost of revenues of $977,301 and gross profits of $115,581. For the nine-month period ended January 31, 2024, when compared to the nine-month period ended January 31, 2023, we realized significantly less revenue, and cost of revenue, but our gross profits increased, which we attribute primarily to our decision to dispose of sample inventory (due to the inventory having reached its expiration date) near the end of the last fiscal year (disposed in March 2023), which resulted in a substantial reduction in the cost of goods sold. Accordingly, our inventory impact decreased during the nine month period ended January 31, 2024, when compared to the nine month period ended January 31, 2023.

Globally speaking, many markets, industries, and nations have been affected by rising costs, inflation, and a decreased demand for products. We believe the products we offer, and continue to offer, to be a ‘premium’ alternative to traditional food options, which typically coincides with increased costs. Given the condition of the global economy, we believe there is likely less demand for premium alternatives to traditional food products, such as those we currently offer. Over the course of the last year, we believe we have been affected by decreased demand for our products, our decision to no longer wholesale rice, and the decreased price at which we have offered our products, resulting in less revenue for the three and nine months ended January 31, 2024.

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

Expenses

For the three-month period ended January 31, 2024, we incurred total operating expenses of $234,753, which was comprised of $6,476 in depreciation and $228,277 in general and administrative expenses. For the three-month period ended January 31, 2023, we incurred total operating expenses of $327,708, which was comprised of $12,534 in depreciation and $315,174 in general and administrative expenses. As a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the three months ended January 31, 2024 have decreased compared to our total operating expenses for the three months ended January 31, 2023.

For the nine-month period ended January 31, 2024, we incurred total operating expenses of $968,429, which was comprised of $19,093 in depreciation and $949,336 in general and administrative expenses. For the nine-month period ended January 31, 2023, we incurred total operating expenses of $2,078,554, which was comprised of $30,516 in depreciation and $2,048,038 in general and administrative expenses. As a result of, primarily, a significant decrease in general and administrative expenses, our total operating expenses for the nine months ended January 31, 2024 have decreased compared to our total operating expenses for the nine months ended January 31, 2023.

Going forward, we believe we may be able to improve our financial condition if we can also consolidate the number of our suppliers. At this time we have various suppliers who create the products we offer for resale.

We intend for Mama Foods Co., Ltd. (“Mama Foods”) to handle increased levels of production going forward. For the three months ended January 31, 2024, Mama Foods was responsible for manufacturing approximately 69.17% of our inventory.

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

Related-Party Transactions

Accounts receivable

During the period ended January 31, 2024, our subsidiary, Next Meats Japan Co., Ltd (“NMCO”), paid expenses totaling approximately $14,482 on behalf of Mama Foods Co., Ltd (“Mama Foods”), a Japanese company indirectly controlled by our CEO, Koichi Ishizuka.

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

Accounts payable

During the period ended January 31, 2024, NMCO was invoiced approximately $38,497 by related party Mama Foods and approximately $242 by related party Dr. Foods, Inc. (“ Dr. Foods”), which are controlled by our CEO Koichi Ishizuka.

Short term loans

During the period ended January 31, 2024, our subsidiary Next Meats Japan received funds from and made repayments to related party WB Burgers Japan Co. Ltd (“WBBJ”) which resulted in a net amount of approximately $383,599 owed to WBBJ. WBBJ is indirectly controlled by our CEO, Koichi Ishizuka.

During the year ended April 30, 2023, our subsidiary, Next Meats Japan Co., Ltd, was loaned approximately $23,858 from officers of the company.

These loans are unsecured, noninterest-bearing, and payable upon demand.

Additional Paid-In Capital

During the period ended April 30, 2023, our subsidiary, Next Meats Hong Kong Co., Ltd, was loaned approximately $2,687 from the director of the company. This loan was forgiven and was recorded as additional paid-in capital.

Revenue

During the period ended January 31, 2024, NMCO recorded approximately $139,866 in revenue from Mama Foods and recorded approximately $2,039 in revenue from WBBJ. The revenue was the result of the sale of food products to Mama Foods and WBBJ.

Cost of Revenues

During the period ended January 31, 2024, NMCO purchased products totaling approximately $361,559 from Mama Foods.

Office Space

From time to time, we may utilize the office space and equipment of our management at no cost.

Net Loss

For the three months ended January 31, 2024, we incurred a net loss of $165,663, whereas for the three-month period ended January 31, 2023 we incurred a net loss of $89,435. The variance in net loss between periods is a result of our decreased business activity.

For the nine months ended January 31, 2024, we incurred a net loss of $825,689, whereas for the nine-month period ended January 31, 2023, we incurred a net loss of $1,818,674. The variance in net loss between periods is a result of our decreased business activity.

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

The Company has not recorded enough revenue to cover its operating costs and gross revenue for the nine months ended January 31, 2024 decreased by $352,623 or 32.27% as compared to the nine months ended January 31, 2023. Management attributes this drop in revenue to global economic challenges, a restructuring of the Company’s large-scale sales department, changes in product offerings, and discontinued operations in two subsidiaries.

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

As of January 31, 2024, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of Koichi Ishizuka, our chief executive officer and chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the most recent fiscal quarter ending January 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about December 5, 2023, the Company entered into an agreement for the purchase of 25,112,780 shares of the Company’s restricted Common Stock from Hiroki Tajiri, a Japanese Citizen, at a price of $0.001 per share of Common Stock. The transaction was completed, and recorded, by the Company’s transfer agent on December 11, 2023, at which time the 25,112,780 shares of common stock were cancelled and resumed the status of Treasury Shares. The total subscription amount paid by the Company was approximately $25,113. At this time, Hiroki Tajiri is not a related party to the Company.

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

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: March 25, 2024

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: March 25, 2024