Form 10-K/A
period 2021-04-30
Next Meats Holdings, Inc.
filed 2024-04-03
CIK 1811530

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

Explanatory Note: The following Form 10-K should be read as of the date it was originally filed, August 12, 2021. The Form 10-K originally filed on August 12, 2021, has been amended herein, to include adjustments to the financial statements and associated notes as it relates to the below matter:

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

Net Loss

We recorded a net loss of $28,146 and $14,510 for the years ended April 30, 2021 and 2020, respectively. The greater net loss for the year ended April 30, 2021, as opposed to the year ended April 30, 2020, is attributed to share based expenses incurred during the fiscal year ended April 30, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (Auditor ID: 5041)	F2

Balance Sheets	F3

Statements of Operations and Comprehensive Loss	F4

Statements of Changes in Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F8

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

August 12, 2021, except for the effects on the financial statements of the restatement described in Note 2, as to which the date is April 3, 2024

- F2 -

NEXT MEATS HOLDINGS, INC.

BALANCE SHEETS

(RESTATED)

	April 30, 2021	April 30, 2020

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued expenses	$9,700	$1,625
Total Current Liabilities	9,700	1,625
TOTAL LIABILITIES	9,700	1,625

Stockholders’ Equity (Deficit)
Preferred Stock ($.001 par value, 20,000,000 shares authorized and no shares issued and outstanding as of April 30, 2021; $.001 par value, 5,000,000 shares authorized and no shares issued and outstanding as of April 30, 2020)	0	0

Common stock ($.001 par value, 500,000,000 shares authorized and 500,000,000 shares issued and outstanding as of April 30, 2021; $.001 par value, 15,000,000 shares authorized and 10,000,000 shares issued and outstanding as of April 30, 2020)	500,000	10,000
Additional paid-in capital	(467,044)	2,885
Accumulated deficit	(42,656)	(14,510)
Total Stockholders’ Equity (Deficit)	(9,700)	(1,625)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

 The accompanying notes are an integral part of these audited financial statements.

- F3 -

 NEXT MEATS HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(RESTATED)

	For the Year Ended April 30, 2021	For the Period April 15, 2020 (Inception) to April 30, 2020

Operating expenses
General and administrative expenses	$28,146	$14,510
Total operating expenses	28,146	14,510

Net loss	$(28,146)	$(14,510)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	152,260,753	10,000,000

The accompanying notes are an integral part of these audited financial statements.

- F4 -

NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD MAY 1, 2020 TO APRIL 30, 2021

(RESTATED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$2,885	$(14,510)	$(1,625)
Shares cancelled and returned	(10,000,000)	(10,000)	10,000		-
Shares issued in reorganization	47,647,702	47,648	(47,648)		-
Shares issued for services rendered to the Company	452,352,298	452,352	(452,352)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	20,071	-	20,071
Net loss	-	-	-	28,146)	(28,146)
Balances, April 30, 2021	500,000,000	$500,000	$(467,044)	$(42,656)	$(9,700)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(RESTATED)

	For the Year Ended April 30, 2021	For the Period April 15, 2020 (Inception) to April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,146)	$(14,510)
Adjustment to reconcile net loss to net cash used in operating activities:
Contributed Capital	20,071	12,885
Changes in current assets and liabilities:
Accrued expenses	8,075	1,625
Net cash used in operating activities	-	-
Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F6 -

NEXT MEATS HOLDINGS, INC.

NOTES TO THE AUDITED RESTATED FINANCIAL STATEMENTS

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

	April 30,				Effect of Change
	As Previously Reported 2021		Restated 2021
BALANCE SHEET
Total Assets	-		-		-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	9,700		9,700		-
Total Current Liabilities	9,700		9,700		-
Total Liabilities	9,700		9,700		-

Preferred Stock	-		-		-
Common Stock	500,000		500,000		-
Additional paid-in capital	5,880,112,830		(467,044)		(5,880,579,874)
Accumulated deficit	(5,880,622,530)		(42,656)		5,880,579,874
Total Liabilities and Stockholders’ Deficit	(9,700)		(9,700)		-

	Year ended April 30,				Effect of Change
	As Previously Reported 2021		Restated 2021
STATEMENT OF OPERATIONS
Operating expenses
Share-based expense	$5,880,579,874		$-		$(5,880,579,874)
General and Administrative expense	28,146		28,146		-
Total Operating Expenses	5,880,608,020		28,146		(5,880,579,874)
Net loss	(5,880,608,020)		(28,146)		5,880,579,874

	Year ended April 30,				Effect of Change
	As Previously Reported 2021		Restated 2021
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash flows from Operating activities:
Net loss	$(5,880,608,020)		$(28,146))		$5,880,579,874
Share-based expense	5,880,579,874		-		(5,880,579,874)
Contributed capital	-		20,071		20,071
Accrued expenses	8,075		8,075		-
Net Cash Used In Operating Activities	(20,071)		-		20,071
Cash flows from Financing activities:
Expenses contributed to capital	20,071		-		(20,071)
Net Cash provided by Financing Activities	20,071		-		(20,071)
Net change in cash	-		-		-
Beginning cash balance		-		-		-
Ending cash balance	-		-		-

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

- F7 -

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at April 30, 2021 and April 30, 2020 were $0.

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

The Company’s stock based compensation for the periods ended April 30, 2021 and April 30, 2020 were $0 for both periods.

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

Note 5 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2021, the Company has incurred a net loss of approximately $42,656 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $8,958 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2021, we have completed two taxable fiscal years.

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

Note 7 - Accrued Expenses

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

Title: Chief Executive Officer

Dated: April 3, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Title: Chief Financial Officer

Dated: April 3, 2024