Form 10-Q/A
period 2021-07-31
Next Meats Holdings, Inc.
filed 2024-04-12
CIK 1811530

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

Explanatory Note: The following Form 10-Q should be read as of the date it was originally filed, September 27, 2021. The Form 10-Q, originally filed on September 27, 2021, has been amended herein, to include adjustments to the financial statements and associated notes as it relates to the below matter:

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

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
	BALANCE SHEET as of JULY 31, 2021 (unaudited) and aPRIL 30, 2021	F1
	STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2021 AND JULY 31, 2020 (UnAUDITED)	F2
	STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT) FOR THE PERIOD MAY 1, 2021 TO JULY 31, 2021 AND FOR THE PERIOD MAY 1, 2020 TO JULY 31, 2020 (UNAUDITED)	F3
	STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2021 (uNAUDITED)	F4
	NOTES TO THE UNAUDITED FINANCIAL STATEMENTS (uNAUDITED)	F5-F6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NEXT MEATS HOLDINGS, INC.

RESTATED BALANCE SHEETS

	July 31, 2021 (Unaudited)	April 30, 2021

Noncurrent Assets
Stock	$187,500	$-
TOTAL ASSETS	$187,500	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accrued expenses	$5,800	$9,700
Total Current Liabilities	5,800	9,700
TOTAL LIABILITIES	5,800	9,700

Stockholders’ Equity (Deficit)
Preferred Stock ($0.001 par value, 20,000,000 shares authorized and 0 shares issued and outstanding as of July 31, 2021 and April 30, 2021)	-	-
Common stock ($0.001 par value, 500,000,000 shares authorized and 500,000,000 shares issued and outstanding as of July 31, 2021 and April 30, 2021)	500,000	500,000
Additional paid-in capital	(263,359)	(467,044)
Accumulated deficit	(54,941)	(42,656)
Total Stockholders’ Equity (Deficit)	181,700	(9,700)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$187,500	$-

 The accompanying notes are an integral part of these unaudited financial statements.

-F1-

 NEXT MEATS HOLDINGS, INC.

RESTATED STATEMENTS OF OPERATIONS

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

-F2-

NEXT MEATS HOLDINGS, INC.

RESTATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD MAY 1, 2020 TO JULY 31, 2021

(UNAUDITED)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2021	500,000,000	$500,000	$(467,044)	$(42,656)	$(9,700)
Expenses paid on behalf of the Company and contributed to capital	-	-	203,685	-	203,685
Net loss	-	-	-	(12,285)	(12,285)
Balances, July 31, 2021	500,000,000	$500,000	$(263,359)	$(54,941)	$181,700

 NEXT MEATS HOLDINGS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

 FOR THE PERIOD MAY 1, 2020 TO JULY 31, 2020

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, April 30, 2020	10,000,000	$10,000	$2,885	$(14,510)	$(1,625)
Expenses paid on behalf of the Company and contributed to capital	-	-	1,625	-	1,625
Net loss	-	-	-	(1,850)	(1,850)
Balances, July 31, 2020	10,000,000	$10,000	$4,510	$(16,360)	$(1,850)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

NEXT MEATS HOLDINGS, INC.

RESTATED STATEMENTS OF CASH FLOWS

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

-F4-

NEXT MEATS HOLDINGS, INC.

RESTATED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Note 2 Restatement

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

	July 31,		Effect of Change
	As Previously Reported 2021	Restated 2021
BALANCE SHEET
Total Assets	187,500	187,500	-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accrued expenses	5,800	5,800	-
Total Current Liabilities	5,800	5,800	-
Total Liabilities	5,800	5,800	-

Preferred Stock	-	-	-
Common Stock	500,000	500,000	-
Additional paid-in capital	5,880,316,515	(263,359)	(5,880,579,874)
Accumulated deficit	(5,880,634,815)	(54,941)	5,880,579,874
Total Liabilities and Stockholders’ Deficit	187,500	187,500	-

Note 3 Summary of Significant Accounting Policies

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

Note 4 Going Concern

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

Note 5 Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2021, the Company has incurred a net loss of approximately $54,941 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $11,538 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on April 15, 2020, and our fiscal year end of April 30, 2021, we have completed two taxable fiscal years.

Note 6 Commitments and Contingencies

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

Note 7 Stock

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation (“Catapult”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), related party White Knight Co., Ltd., (“WKC”), and the Company, pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of Catapult’s Series Z Preferred Stock, representing approximately 81.20% voting control of Catapult; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to the Company. WKC paid consideration of $187,500 and related party, Next Meats Co., Ltd, paid the remaining $187,500 on behalf of the Company. The consummation of the transactions contemplated by the Agreement resulted in a change in control of Catapult, with WKC and the Company becoming Catapult’s largest controlling stockholders, having approximately 80.20% combined voting control over Catapult.

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

Note 8 Accrued Expenses

Accrued expenses totaled $5,800 and $9,700 as of July 31, 2021 and April 30, 2021, respectively, and consisted primarily of professional fees.

Note 9 Shareholders’ Equity

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

Note 10 Related-Party Transactions

Office Space

We utilize the office space and equipment of our management at no cost.

Note 11 Subsequent Events

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.1 (i)	Amendment to the Certificate of Incorporation (2)

3.1 (ii)	Amendment to the Certificate of Incorporation (3)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended July 31, 2021 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 8, 2020, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 21, 2020, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on January 29, 2021, and incorporated herein by this reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Next Meats Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: April 12, 2024

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: April 12, 2024